Form 10-Q
period 1995-09-30
LBO CAPITAL CORP
filed 1995-11-14
CIK 753557

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                        Commission File No.
September 30, 1995                                                33-19107


                                LBO Capital Corp.
             (Exact name of Registrant as Specified in its Charter)

Colorado                                                          38-2780733
(State or Other Jurisdiction                                     (IRS Employer
 of Incorporation or Organization)                           Identification No.)




7001 Orchard Lake Road, Suite 424
West Bloomfield MI                                                    48322-3608
(Address of Principal Executive Offices)                              (Zip Code)


                                 (810) 851-5651
               (Registrant's Telephone Number Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes   [X]      No

As of November 13, 1995 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

                                LBO CAPITAL CORP.

              Form 10-Q Filing of Quarter Ended September 30, 1995

                                      INDEX
                                                                           Page
                                                                          Number

Part I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Balance Sheets
                September 30, 1995 (Unaudited) and December 31, 1994          3

             Statements of Operations (Unaudited)
                Three and Nine months ended September 30, 1995 and 1994       4

             Statements of Cash Flows (Unaudited)
                Nine months ended September 30, 1995 and 1994                 5

             Notes to Financial Statements (Unaudited)                        6

Item 2.      Management's Discussion and Analysis of Financial
             Statements (Unaudited)                                          7-8

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                 8

             Financial Statements of Ajay Sports, Inc.
             as of September 30, 1995                                        9-x


             Signature Page                                                   x


             Note: No other  information is included in answer to any item under
                   Part 11 as those other Items are either not applicable, or if applicable, the answer is negative.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                               LBO CAPITAL CORP.
                                 BALANCE SHEETS


                                          (Unaudited)
                                          September 30,      December 31,
                                              1995               1994
                                          ------------       ------------
ASSETS
Current Assets:
  Cash                                       $     12          $     811
  Marketable securities available for sale      9,500              8,702
  Prepaid expenses                                 13                 51

    Total Current Assets                        9,525              9,564
                                            ---------          ---------
Equipment, net of accumulated depreciation
  of $86,137 and $81,395 respectively           1,581              6,323

Other Assets:
  Investment in unconsolidated entity             -0-                -0-
                                            ---------          ---------
TOTAL ASSETS                                 $ 11,106          $  15,887
                                            =========          =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                           $ 17,491          $  34,262
  Accounts payable related entities             1,853              2,033
  Note payable affiliated                      91,601            342,100
  Note payable bank                           325,000                -0-
  Notes payable related entity                    -0-              5,953
  Accrued expenses and taxes                    2,035             22,758
                                            ---------          ---------
    Total Current Liabilities                 437,980            407,106

Stockholders' Deficit
  Common stock, $.0001 par value;
    Authorized 100,000,000 shares;
    Issued and outstanding 12,100,000 shares    1,210              1,210
  Additional paid-in capital                  623,094            623,094
  Accumulated deficit                      (1,051,976)        (1.015.523)
  Unrealized gain in marketable securities        798                -0-
                                            ---------          ---------
    Total Stockholders' Deficit              (426,874)          (391,219)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT    $ 11,106          $  15,887
                                            =========          =========

                       See notes to financial statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                               LBO CAPITAL CORP.
                            STATEMENTS OF OPERATIONS


                                   For the Three Months Ended September 30,     For the Nine Months Ended September 30,
                                            1995               1994                      1995            1994
                                         ----------        ----------                 ----------      ----------

REVENUES:                                $      -0-        $      -0-                 $      -0-      $      -0-

EXPENSES:
     Professional services                   (3,217)              196                     (2,806)          9,862
     Management fees                            923               420                      4,013           4,925
     Depreciation                             1,581             4,113                      4,742          12,340
     Interest expense                        10,926             7,076                     29,555          20,635
     Other expenses                             249               107                        948           1,156
                                         ----------        ----------                 ----------      ----------
         Total Expenses                      10,462            11,912                     36,453          48,918
                                         ----------        ----------                 ----------      ----------

OTHER INCOME AND EXPENSES:
     Gain on disposal of assets                 -0-               -0-                        -0-           6,125
                                         ----------        ----------                 ----------      ----------
Loss before income taxes                    (10,462)          (11,912)                   (36,453)        (42,793)

Income tax expense (benefit):
     Currently payable                          -0-               -0-                        -0-             -0-
                                         ----------        ----------                 ----------      ----------
      Net Loss                           $  (10,462)       $  (11,912)                $  (36,453)     $  (42,793)
                                         ==========        ==========                 ==========      ==========
       Net Loss per Share                $    (.00)        $    (.00)                  $    (.00)      $    (.00)
                                         ==========        ==========                 ==========      ==========
       Weighted average number of
          common shares outstanding      12,100,000        12,100,000                 12,100,000      12,100,000
                                         ==========        ==========                 ==========      ==========


                       See notes to financial statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                               LBO CAPITAL CORP.
                            STATEMENTS OF CASH FLOWS


                                               (Unaudited)
                                               September 30,       September 30,
                                                   1995                1994
                                              ------------          ------------
Cash Flows for Operating Activities:
Net loss                                         $  (36,453)         $  (42,793)
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                      4,742              12,340
    Gain on disposal of fixed assets                    -0-              (6,125)
Changes in assets and liabilities:
  (Increase) decrease in:
    Receivables                                         -0-               9,625
    Prepaid expenses and deposits                        38                  32
  (Decrease) increase in:
    Accounts payable                                (16,771)             (2,893)
    Accounts payable related entities                  (504)             (1,025)
    Accrued expenses                                (20,399)             14,144
                                                 ----------          ----------
        Total Adjustments                           (32,894)             26,098
                                                 ----------          ----------

Net Cash (Used for) Operations                      (69,347)            (16,695)


Cash Provided by Investing Activities
   Proceeds from disposal of fixed assets               -0-               6,125
                                                 ----------          ----------
                                                        -0-               6,125
                                                 ----------          ----------
Cash Flows from Financing Activities:
  Proceeds (Payments) note payable relate            (5,953)              8,600
  Proceeds (Payments) note payable bank             325,000            (342,066)
  Proceeds (Payments) note payable affiliated      (250,499)            341,000
                                                 ----------          ----------
         Net Cash Provided by Financing Activities   68,548               7,534

Net Decrease in Cash                                   (799)             (3,036)

Cash and Cash Equivalents:
  At Beginning of Period                                811              11,912
                                                 ----------          ----------
  At End of Period                               $       12          $    8,876
                                                 ==========          ==========
Supplemental disclosures of cash flow information:
  Interest paid                                  $   50,278          $    6,492
                                                 ==========          ==========


                       See notes to financial statements.

                                LBO CAPITAL CORP
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

         NOTE 1.  INTERIM FINANCIAL STATEMENTS

         The accompanying financial statements of LBO Capital Corp. ("the Company") have been prepared by the Company without audit by independent accountants, except for the balance sheet at December 31, 1994. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 1995 and December 31, 1994, and the results of operations and cash flows for the three and nine month periods ended September 30, 1995 and 1994.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report 10-K. The results for the nine month period ended September 30, 1995 are not necessarily indicative of future financial results.

         NOTE 2.  MARKETABLE SECURITIES AVAILABLE FOR SALE

         The Registrant owns 200,000 shares of Enercorp, Inc. common stock. These shares are held for sale although the Registrant has no immediate plans to sell them. These shares are carried at the average bid/ask price as quoted on NASDAQ's "pink sheet" market on September 29, 1995 of $.0475 per share for a total of $9,500.

         NOTE 3.  INVESTMENTS.

         As previously reported, the Company had acquired 1,880,000 shares of the restricted common stock of Ajay Sports, Inc. ("Ajay") in April 1989, for $182,000. Subsequently, this was reduced to 1,480,000 shares. As a result of recording the Company's equity in net losses of Ajay, the carrying value of this investment is zero. The Company also obtained 200,000 warrants of Ajay at that time. Each warrant entitles the Company to purchase one share of Ajay common stock at $.34. These warrants expire June 13, 1999. The market value of Ajay stock on September 29, 1995 as listed in the NASDAQ Small-Cap Issues was $0.59375 per share. The approximate market value of the Registrant's 1,480,000 shares was $878,750 on that date. The 200,000 Ajay warrants that the Registrant owns with an exercise price of $.34 per share have a value of $50,750 in excess of the exercise price.The Chairman and President of the Registrant is also the Chairman and President of Ajay.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         (a) Material Changes in Financial Condition

         Working capital decreased by ($30,913) in the nine month period ended September 30, 1995. This was due to the net loss of ($36,453) for this period, less depreciation expense of $4,742 and unrealized gain on investments of $798.

         (b) Results of Operations

         Registrant's operations for the nine months ended September 30, 1995 resulted in a loss of ($36,453). This is a decrease from a ($42,793) loss for the nine months ended September 30, 1994. The loss was due mainly to interest expense of $29,555. Professional and management fees have decreased significantly from $14,787 to $1,207 for the nine months ended September 30, 1994 and 1995 respectively due in part to a settlement that resulted in a partial reversal of a prior year's accrual. Depreciation expense has decreased from $12,340 to $4,742 for the nine months ended September 30, 1994 and 1995.

         On September 21, 1995, the Registrant borrowed $325,000 from Michigan National Bank to reduce the debt to Dearborn Wheels, Inc. from $415,089 to $91,601. The loan is secured by the Ajay Sports, Inc. common stock shares.

         The Registrant's major investment is in Ajay Sports, Inc., whose financial statements are attached. Ajay Sports, Inc., through its wholly owned subsidiaries, Ajay Leisure Products, Palm Springs Golf and Leisure Life, manufactures and distributes leisuretime products, including golf bags, clubs, carts and accessories, billiard equipment and casual living furniture. Ajay's net sales for the nine months ended September 30, 1995 were $13,376,000, an increase of 25.8% compared to the $10,630,000 reported for the same period of 1994. Operating income for the first nine months of 1995 was $400,000, compared to a net operating loss of $923,000 for the year ago period.

         The Registrant continues to investigate acquisition opportunities with the goal of acquiring one or more additional businesses. The Registrant has not incurred significant expenses related to these investigations. No additional candidates have been identified at this time.

Liquidity and Capital Resources

         Cash decreased by $799 from December, 1994 to September 30, 1995. The Registrant is currently meeting its cash needs from borrowing from an affiliated company. There is no assurance that this will continue in future years. The Registrant's principal asset is its investment in marketable securities of Ajay which it has held for over four years. These shares are carried at a zero value on the

Registrant's Balance Sheet as a result of recording the Registrant's equity in net losses of Ajay. The Enercorp, Inc. shares along with the Ajay shares & warrants are potential sources of funds.



Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Pursuant to the provisions of Reg. ss. 210.3-09 of Regulation S-X, the Registrant is required to file separate financial statements of its equity basis investee Ajay, which financial statements for September 30, 1995 are filed herewith.

(b)      Reports on Form 8-K.

         None

                                LBO CAPITAL CORP.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1995


                                 Signature Page




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LBO CAPITAL CORP.
                                  (Registrant)


                                                   By   s\Thomas W. Itin
                                                      -------------------------
                                                    Thomas W. Itin, President


                                                   By   s\Thomas W. Itin
                                                      -------------------------
                                                    Thomas W. Itin, Chairman of
                                                    Board of Directors


                                                   By   s\Frances Bucholz
                                                      -------------------------
                                                    Frances Bucholz, Controller


Date signed: November 13, 1995

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                                   MARK ONE:

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the transition period from _____ to _____

                           Commission File No. 0-18204

                                AJAY SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                            39-1644025
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

               1501 E. Wisconsin Street, Delavan, Wisconsin 53115
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414) 728-5521
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No_____

Number of shares of common stock outstanding at November 10, 1995: 22,286,873.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                             September 30, 1995     December 31, 1994
                                                                                 (Unaudited)
                                                                             ------------------     -----------------
ASSETS
 Current assets:
   Cash and cash equivalents                                                      $    153              $    105
   Trade accounts receivable, net                                                    3,623                 1,700
   Inventories                                                                       5,256                 5,786
   Prepaid expenses and other current assets                                           373                   211
                                                                                  --------              --------
Total current assets                                                                 9,405                 7,802

Fixed assets, net                                                                    1,307                 1,357

Other Investments                                                                       74                   ---
Other assets                                                                           196                   206
                                                                                  --------              --------
Total assets                                                                       $10,982              $  9,365
                                                                                  ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Note payable to affiliate                                                      $    ---              $  5,378
   Note payable to bank                                                              1,238                    12
   Accounts payable                                                                  1,141                 1,337
   Accrued expenses                                                                    491                   490
                                                                                  --------              --------
Total current liabilities                                                            2,870                 7,209

Note payable  - long term                                                            3,600                   121
Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized
           Series B, 12,500 shares outstanding at liquidation value                  1.250                 1,250
           Series C, 315,290 shares outstanding, at liquidation value                3,153
   Common stock, $.01 par value, 100,000,000 shares authorized,
           22,686,873 and 22,533,637 shares outstanding, respectively                  227                   225
   Additional paid-in capital                                                        8,517                 8,961
   Accumulated deficit                                                              (8,635)               (8,401)
                                                                                  --------              --------
           Total stockholders' equity                                                4,512                 2,035
                                                                                  --------              --------
Total liabilities and stockholders' equity                                        $ 10,982              $  9,365
                                                                                  ========              ========

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                      Three Months              Nine Months
                                    Ended September 30,      Ended September 30,
                                      1995        1994        1995        1994
                                    --------    --------    --------    --------
Net sales                           $  3,437    $  2,877    $ 13,376    $ 10,630
Cost of sales                          2,926       2,896      10,858       9,587
                                    --------    --------    --------    --------
Gross profit                             511         (19)      2,518       1,043

Selling, general and
   Administrative expenses               670         688       2,118       1,966
                                    --------    --------    --------    --------

Operating income (loss)                 (159)       (707)        400        (923)

Non-operating (income) expense:
   Interest expense, net                 167         149         564         462
   Other, net                             14           8          12         306
                                    --------    --------    --------    --------
   Total non-operating expense           181         157         576         768
                                    --------    --------    --------    --------
Income (loss) before income taxes       (340)       (864)       (176)     (1,691)

Income taxes                            --          --          --          --

Net income (loss)                   $   (340)   $   (864)   $   (176)   $ (1,691)
                                    ========    ========    ========    ========

Primary earnings per share          $   (.01)   $   (.10)   $   (.01)   $   (.21)
                                    ========    ========    ========    ========

Fully diluted earnings per share$       (.01)   $   (.10)   $   (.01)   $   (.21)
                                    ========    ========    ========    ========

                                            AJAY SPORTS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOW
                                                (IN THOUSANDS)  (UNAUDITED)

                                                          Nine Months Ended September 30,
                                                                  1995        1994
                                                                --------    -------
Cash flows from operating activities:
   Net income (loss)                                             $  (176)   $(1,691)
   Adjustments to reconcile to net cash
   provided by operating activities:
           Loss on sale of assets                                      1        162
           Depreciation and amortization                             142        102
   Change in assets [(increase)/decrease] and
   liabilities [increase/(decrease)]:
           Trade accounts receivable, net                         (1,923)      (104)
           Inventories                                               530      1,680
           Prepaid expenses and other current assets                (162)       (70)
           Investments                                               (74)
           Other assets                                              (10)       147
           Accounts payable                                         (196)      (996)
           Accrued expenses                                            1        (81)
           Due to affiliates                                        --         (228)
                                                                 -------    -------
           Net cash provided by (used in) operating activities    (1,867)    (1,079)
                                                                 -------    -------
Cash flows from investing activities:
   Purchase of property plant and equipment                          (99)       (81)
   Disposition of fixed assets                                         6          4
   Proceeds from sale of investment                                 --           86
                                                                 -------    -------
           Net cash provided by (used in) investing activities       (93)         9
                                                                 -------    -------
Cash flows from financing activities:
   Net change in bank loan                                         4,705     (5,022)
   Net change in note payable to affiliate                        (5,370)     6,699
   Issuance of preferred shares                                    2,731       --
   Cash acquired in acquisition via non-cash financing              --            2
   Preferred dividends                                               (58)
                                                                 -------    -------
   Net cash provided by (used in)
           financing activities                                    2,008      1,679
                                                                 -------    -------
           Net increase in cash and cash equivalents                  48        609
Cash and cash equivalents at beginning of period                     105          2
                                                                 -------    -------
Cash and cash equivalents at end of period                       $   153    $   611
                                                                 =======    =======
Supplemental disclosures of cash flow information:
   Cash paid for interest                                        $   570    $   442
                                                                 =======    =======
   Cash paid for income taxes                                       --         --
                                                                 =======    =======
Non-cash financing transaction:
   Purchase of Company by issuing stock                          $  --      $   700
                                                                 =======    =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 1995 and the results of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 and the cash flows for the same nine-month periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note 2.  Inventories

The major classes of inventories (rounded to thousands) are as follows:

                                 September 30,            December 31,
                                     1995                     1994
                                 -------------            ----------
Raw Materials                        $3,077                  $2,902
Work in Process                         663                     943
Finished Goods                        1,516                   1,941
                                     ------                  ------
                                     $5,256                  $5,786
                                     ======                  ======

Note 3.    NOTES PAYABLE

On July 25, 1995 the Company entered into a Revolving Loan Agreement with United States National Bank of Oregon ("U. S. Bank") for a credit facility of up to $8,500,000, replacing a Loan Agreement with Williams Controls, Inc. All of the Company's subsidiaries and Williams have guaranteed payment of this credit facility and the Company and its subsidiaries have pledged their inventory and receivables as collateral. The Revolving Loan is evidenced by demand notes, requires monthly interest only payments at the prime rate of U. S. Bank (currently 8.75%) and will be reviewed on May 31, 1996. On October 2, 1995 the Company and U. S. Bank agreed to modifications to the Revolving Loan Agreement increasing the credit facility from $8,500,000 to $13,500,000. The Company may now borrow up to $8,500,000 against 80% of eligible accounts receivable and 50% of eligible inventory and up to an additional $5,000,000 through its 2-year bulge loan facility. The increased facility provided the Company the funds necessary to acquire certain assets of both Korex Corporation and Palm Springs Golf Company, Inc. in early October 1995. The Company is required to maintain a minimum tangible net worth of $2,000,000 and a ratio of debt to tangible net worth of not greater than 4.5 to 1. The Company has agreed to pay Williams 0.5% per annum of the outstanding Revolving Loan balance on a quarterly basis in consideration for providing its guarantee of the Revolving Loan. From May 5, 1994 through July 25, 1995 Ajay had operated within a $7,000,000 Loan Agreement and Joint Venture Implementation Agreement with Williams Controls, Inc. ("Williams"). The loan with Williams was paid off on July 25, 1995 with funds made available from the present Loan Agreement with U. S. Bank. Prior to paying off the loan with Williams, the Company and Williams agreed on April 5, 1995 to modifications of the terms of the Loan Agreement and the Joint Venture Implementation Agreement.

Thomas W. Itin, the Chairman, Treasurer and a Director of the Company, is also Chairman, Director and principal stockholder of Williams.


Note 4.    STOCKHOLDERS' EQUITY


At the annual meeting held May 24, 1995, the Shareholders voted to increase the number of authorized common shares to 100,000,000 from 50,000,000.

On July 26, 1995 the Company's Registration Statement filed in connection with an offering of 325,000 shares of Series C 10% Cumulative Convertible Preferred Stock and 325,000 Warrants was declared effective. The Series C Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of $.6875. Cumulative dividends are payable on the Series C Preferred Stock. Each Warrant entitles the holder to purchase one share of Common Stock at any time through December 31, 1996 at a price of $1.00. The Warrants are redeemable by the Company at $.05 per Warrant under certain conditions. The terms of these Warrants are identical to the Company's publicly-held Warrants to purchase Common Stock. The Company intends to use the estimated net proceeds of this $3.3 million offering for inventory and accounts receivable financing, to improve and enhance its manufacturing capabilities, and to provide working capital which may be used to expand product lines, develop new markets and acquire companies or product lines compatible with or complementary to its present products in order to expand its leisure and recreational business.

In 1994 the Company issued 400,000 shares of stock as part of the acquisition of Leisure Life that were contingent on certain performance requirements. Those requirements have not been met and as such those shares will not be released from escrow to the former owners of Leisure Life and will be returned to authorized but unissued shares in November, 1995. During the quarter 9,710 shares of Series C convertible preferred stock were converted to 141,236 common shares.


Note 5.    BUSINESS SEGMENT REPORTING

The relative contributions to net sales, operating income and identifiable assets of the Company's two industry segments for the nine months and quarter ended September 30, 1995 (unaudited) are as follows (in thousands):


                                                       NINE MONTHS ENDED SEPTEMBER 30, 1995

                                                                    Golf and
                                           Furniture                Billiards              Consolidated
                                           ----------               ---------              ------------
Net sales                                   $  947                   $12,429                 $13,376
Operating income/loss)                        (417)                      817                     400
Total assets                                 1,825                     9,157                  10,982
Depreciation                                    82                        60                     142
Capital expenditures                            59                        40                      99


                                                         QUARTER ENDED SEPTEMBER 30, 1995

                                                                     Golf and
                                           Furniture                Billiards              Consolidated
                                           ---------                ---------              ------------
Net sales                                   $  164                    $3,273                $  3,437
Operating income(loss)                        (200)                       41                    (159)
Total assets                                 1,825                     9,157                  10,982
Depreciation                                    30                        20                      50
Capital expenditures                             8                        11                      19


Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION - At September 30, 1995 the Company had working capital of $6,535,000, as compared with $593,000 at December 31, 1994. The $5.9 million increase in working capital reflects the terms of the new loan agreement with U.
S. Bank, which includes a $3.5 million long-term bulge loan facility (see Note 3 of Notes to Consolidated Financial Statements). Other factors affecting the increase in working capital were an increase of $1.9 million in Accounts Receivable due to the $2.7 million increase in sales and a decrease of $0.7 million in external borrowing. The ratio of current assets to current liabilities at September 30, 1995 was 3.3 compared to 1.1 for December 31, 1994.

LIQUIDITY - On July 25, 1995 Ajay improved its liquidity through obtaining a new $8.5 million credit facility with U. S. Bank on July 25, 1995. The facility was increased to $13.5 million on October 2, 1995, in order to accommodate the acquisitions of certain assets of 2 corporations in early October. The new credit facility interest rate is at prime, replacing the old credit facility rate which was at prime plus 3%. Further liquidity improvement resulted from receiving proceeds from a $3.3 million preferred stock and warrants offering which went effective on July 26, 1995. These two important events position Ajay for future growth.

On October 2, 1995 the Company acquired certain assets of Korex Corporation of Naperville, Illinois. Korex designs, manufactures and distributes a line of golf bags, carts and accessories. The Company acquired the inventory, machinery and equipment of Korex in exchange for $1,719,000 and 240,625 shares of Ajay common stock.

On October 6, 1995 the Company acquired certain assets of Palm Springs Golf Company, Inc. Of Palm Desert, California. Palm Springs Golf designs, manufactures and markets a full line of golf clubs along with a line of golf bags and gloves. In the transaction, the Company acquired substantially all of the operating assets in exchange for 1,300,000 shares of Ajay common stock, 633,333 of which are contingent upon future financial performance and/or other conditions. In addition, the Company will issue 800,000 common stock options and assumed $3,700,000 of payables and bank debt.

The Company's Board of Directors, on September 25, 1995, declared a quarterly dividend of $.185 per share on the Company's 10% cumulative convertible preferred stock, payable October 25, 1995 to shareholders of record October 3, 1995. This was the first calendar quarter end since the preferred stock went effective on July 26, 1995 and the $58,000 dividend represents a pro-rata amount calculated from the effective date through the end of the third quarter.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS  (Cont'd.)

RESULTS OF OPERATIONS - During the quarter ended September 30, 1995 the Company had net sales of $3,437,000, compared to $2,877,000 for the same period in 1994. For the nine months ended September 30, 1995 the Company had net sales of $13,376,000 compared to $10,630,000 for the same period in 1994. The 9-month sales increase of 26% has occurred throughout all product lines and with respect to several major customers, along with increases in secondary customers and sales to new customers. The furniture line acquired August 1, 1994 contributed 34% of the nine month sales increase of $2.7 million.

Gross profit for the three months ended September 30, 1995 expressed as a percentage of net sales, increased to 14.9%, compared to (0.7)% for the same period in 1994. Gross profit for the nine months ended September 30, 1995 expressed as a percentage of net sales, increased to 18.8%, compared to 9.8% for the same period in 1994. Golf margins in 1995 improved as a result of increased sales volume and product mix resulting in efficiencies and cost reductions in materials and manufacturing costs. This improvement was diminished by the unfavorable results of the furniture business, where material costs and labor were higher than planned. Through extensive redesign, costs for the 1996 furniture line are being reduced and management expects this to result in improved margins in 1996. The furniture product line was targeted to smaller customers during 1994-95. The 1996 furniture products have been designed to target the mass market as well as the current customer base of independent dealers. This broadens the available market and supports plans for growth. Management expects furniture products to be profitable in 1996.

Selling, general and administrative expenses were 19.5% of sales for the third quarter of 1995, versus 23.9% for 1994. The nine months results were 15.8% and 18.5%, respectively for 1995 and 1994. Selling expenses for the start-up furniture business have been relatively high per sales dollar due to the higher cost inherent in the present effort to develop the sales base of new customers which will benefit future periods. This included such expenses as trade shows, travel and advertising to reach potential customers. Overall expenses as a percent of sales were favorable due to the 26% sales increase for the first nine months.

Operating loss for the third quarter of 1995 was $159,000, an improvement of $548,000, compared to an operating loss of $707,000 for the third quarter of 1994. This was due primarily to a decrease in the cost of sales which was 85.1% for the third quarter of 1995 and 100.7% for the third quarter of 1994 plus the positive effect of a 19.5% sales increase. The core golf business improved during the year with a $817,000 operating profit for the first nine months compared to a $864,000 operating loss for the same period in 1994. This profit was partially offset by a $417,000 operating loss in the furniture business year to date.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS  (Cont'd.)



As a result of the above, the net loss for the nine months ended September 30, 1995 was $176,000, compared to a net loss of $1,691,000 for the same period last year. This is an improvement of $1,515,000. For the three months ended September 30, 1995 the net loss was $340,000 compared to a net loss of $864,000 for the same period last year. This is an improvement of $524,000.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


      A)   Exhibits:

           Regulation
           S-K Number          Exhibit
           ----------          -------
           10.1 First Amendment to the July 25, 1995 Revolving Loan Agreement dated October 2, 1995, including amendment to Bulge Loan Note, Supplement to Guarantee and Amendment to Revolving Loan Note.

           27                   Financial Data Schedule


      B)   Forms 8-K:  (Incorporated by reference)

           1. The Company filed a Form 8-K, dated August 30, 1995 reporting the Letters of Intent signed with Korex Corporation and Palm Springs Golf Company, Inc. Forms 8-K were filed, dated October 2 and October 6 which reported the acquisitions of certain assets of Korex Corporation and certain assets of Palm Springs Golf Company, Inc.

                                                    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AJAY SPORTS, INC.




By:    /s/Robert R. Hebard
       ---------------------
Its:     Corporate Secretary





By:    /s/Duane R. Stiverson
      -------------------------
Its:    Chief Financial Officer



Date:___________________________

                                                                    EXHIBIT 10.1

                   FIRST AMENDMENT TO REVOLVING LOAN AGREEMENT

Dated as of:      October 2, 1995

Between: UNITED STATES NATIONAL BANK OF OREGON, a national banking association,

And:              AJAY SPORTS, INC., a Delaware corporation

                  WHEREAS United States National Bank of Oregon (the "Bank") and Ajay Sports, Inc., (the "Borrower") entered into a revolving loan agreement dated as of July 25, 1995, (the "Loan Agreement"); and

                  WHEREAS the parties thereto desire to amend certain of the terms of the Loan Agreement.

                  NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

                  1. The following defined terms in Section 1.1 of the Loan Agreement are amended to read, in full, as follows:

                  "Borrowing Base" means, at any time, the amount computed on the Borrowing Base Certificate most recently delivered to and accepted by the Bank in accordance with this Agreement, not to exceed the lesser of:

                  (A)      $8.5 million; or

                  (B) The aggregate of 80 percent of Eligible Accounts of the Borrower, Ajay Leisure Products, Inc., Leisure Life, Inc., and Palm Springs Golf, Inc., plus fifty percent (50%) of Qualified Inventory of the Borrower, Ajay Leisure Products, Inc., Leisure Life, Inc., and Palm Springs Golf, Inc., less fifty percent (50%) of the sum of any documentary Letters of Credit Outstanding.

                  "Bulge Loan Commitment" means the undertaking of the Bank to fund the Bulge Loan in accordance with the terms and conditions hereof, in a principal amount not to exceed, at any one time outstanding, the sum of $5 million.

                  "Bulge Loan Note" means the promissory note executed by the Borrower substantially in the form of Exhibit B to the Loan Agreement, as amended by Exhibit A attached hereto.

                  "Eligible Accounts" means each and every Account of the Borrower, Ajay Leisure Products, Inc., Leisure Life, Inc., and Palm Springs Golf, Inc., except those (a) as to which payment is not received within 120 days after date of invoice and the Bank has not granted its prior approval for payment terms in excess of 120 days from date of invoice, (b) as to which the account debtor has asserted a right of return, offset, deduction, credit, defense, or counterclaim of any nature whatsoever, ( c) which are owed by an account debtor who is an Affiliate, officer, director, or employee of the Borrower, who is a government, foreign or domestic, or a branch, department, subdivision, or agency thereof, who is a broker or dealer or who does not meet reasonable credit standards adopted by the Borrower and approved by the Bank, (d) which are not enforceable by judicial proceedings within the United States unless supported by a letter of credit in form reasonably acceptable to the Bank issued by a financial institution acceptable to the Bank, or is otherwise acceptable, by guaranty or otherwise, to the Bank, or (e) which are billings for retainage or so-called "progress billings." An account debtor will not meet reasonable credit standards if more than ten percent (10%) of that Person's account (or twenty-five percent (25%) of that Person's account for certain account debtors approved in advance by the Bank) is unpaid for more than 60 days past the due date or if the Bank in its reasonable judgment determines that such debtor is not creditworthy.

                  "Guarantor" means each and any of the following Persons and such other Persons who may become guarantors of this credit facility:

                  Williams Controls, Inc., a Delaware corporation
                  Ajay Leisure Products, Inc., a Delaware corporation Ajay Leisure de Mexico C.V. de S.A., a Mexicali, Mexico
                    corporation
                  Leisure Life, Inc., a Tennessee corporation
                  Palm Springs Golf, Inc., a Colorado corporation

                  "Guaranty Agreement" means with respect to each Guarantor, a duly authorized and executed agreement in the form of Exhibit C to the Loan Agreement, as amended by Exhibit B attached hereto.


                  "Qualified Inventory" means with respect to the Borrower, Ajay Leisure Products, Inc., Leisure Life, Inc., and Palm Springs Golf, Inc., their inventory of raw materials, finished goods, and work-in-process not exceeding $8,500,000 in the aggregate, valued at the lower of cost or market value.

                  "Revolving Loan Commitment" means the undertaking of the Bank to fund the Revolving Loan in accordance with the terms and conditions hereof, in a principal amount not to exceed, at any one time outstanding, the sum of $8.5 million.

                  "Revolving Loan Note" means the promissory note executed by the Borrower substantially in the form of Exhibit A to the Loan Agreement, as amended by Exhibit C attached hereto.

                  "Subsidiaries" means Ajay Leisure Products, Inc., Ajay Leisure de Mexico C.V. de S.A., Leisure Life, Inc., and Palm Springs Golf, Inc., and any other Persons in which the Borrower owns a controlling interest.

                  2. In the first sentence of Section 2.4 of the Loan Agreement, the phrase "sum of $3,500,000" is changed to "Bulge Loan Commitment."

                  3. The amount "$1,500,000" in Section 2.7(A) of the Loan Agreement is changed to "$2,000,000."

                  4. Exhibit 5.1(A) to the Loan Agreement is replaced with Exhibit D attached hereto and all references in the Loan Agreement to such
Exhibit 5.1(A) shall hereafter mean such Exhibit D.

                  5. The Borrower hereby certifies that as of the date hereof and after giving effect to the terms of this First Amendment to Revolving Loan Agreement, the representations and warranties of Borrower contained in Section
5.1 of the Loan Agreement are true and correct, and no Event of Default has occurred and is continuing. The Borrower represents and warrants to the Bank that (i) it and each of its Subsidiaries, to the extent each is a party thereto, has the power and authority to enter into and perform this First Amendment to Revolving Loan Agreement and any other documents to be executed in connection herewith, including but not limited to any Guaranty or Security Agreement and the Notes, and has taken all actions necessary to authorize the execution, delivery, and performance thereof, and (ii) this First Amendment to Revolving Loan Agreement and any other documents to be executed in connection herewith are, or when delivered will be valid, binding, and enforceable in accordance with their respective terms.

                  6. The obligation of the Bank to make the Loans under the Loan Agreement as amended by this First Amendment to Revolving Loan Agreement is subject to the satisfaction or waiver of the following conditions precedent:

                  (a) The Borrower shall have delivered to the Bank duly completed and executed amendments to the Bulge Loan Note and the Revolving Loan
Note in the forms of Exhibits A and C hereto.

                  (b) Williams Controls, Inc., Ajay Leisure Products, Inc., Ajay Leisure de Mexico C.V. de S.A., and Leisure Life, Inc., shall have each delivered to the Bank a duly completed and executed Supplement to Guaranty in the form of Exhibit B hereto.

                  (c ) Palm Springs Golf, Inc., shall have delivered to the Bank a duly completed and executed Security Agreement and Guaranty Agreement and such financing statements and other documents as the Bank may specify.

                  (d) The Borrower and each Guarantor shall have each delivered to the Bank a duly executed Contribution and Indemnity Agreement in the form of Exhibit E hereto.

                  7. Except as herein modified, the terms and conditions of the Loan Agreement are reaffirmed and ratified as though fully set forth herein. Undefined terms used herein that are defined in the Loan Agreement shall have the meaning set forth in the Loan Agreement.

                  IN WITNESS WHEREOF, the parties hereto have caused their duly authorized officers to execute and deliver this First Amendment to Revolving Loan Agreement effective as of the date first above written.



                                                 AJAY SPORTS, INC.



                                By  /s/Thomas W. Itin
                                    --------------------------------------------
                                Name:   Thomas W. Itin
                                Title:  President and Chief Executive Officer




                                UNITED STATES NATIONAL BANK OF OREGON



                                BY  /s/Diane M. Sellers
                                   ---------------------------------------------
                                Name:   Diane M. Sellers
                                Title:  Vice President

APPROVED:

AJAY LEISURE PRODUCTS, INC.


By: /s/Thomas W. Itin
   ------------------------------------
Name:   Thomas W. Itin
Title:  Chairman of the Board



AJAY LEISURE DE MEXICO C.V. de S.A.


By: /s/Clarence H. Yahn
   ------------------------------------
Name:   Clarence H. Yahn
Title:  Sole Administrator



LEISURE LIFE, INC.


By: /s/Thomas W. Itin
   ------------------------------------
Name:  Thomas W. Itin
Title: Chairman of the Board



PALM SPRINGS GOLF, INC.


By: /s/Thomas W. Itin
   ------------------------------------
Name:   Thomas W. Itin
Title:  Chief Executive Officer



WILLIAMS CONTROLS, INC.


By: /s/Thomas W. Itin
   ------------------------------------
Name:   Thomas W. Itin
Title:  President and Chief Executive Officer

                                    EXHIBIT A

                          AMENDMENT TO BULGE LOAN NOTE


DATE:             October 2, 1995



                  The undersigned do hereby agree that the amount "$3,500,000" set forth twice on the first page of that certain Bulge Loan Note dated July 25, 1995, shall be amended to be "$5,000,000."



                  Except as expressly modified herein, the terms and conditions of the Bulge Loan Note are ratified and affirmed.




                                  AJAY SPORTS, INC.



                                  By: /s/Thomas W. Itin
                                     -------------------------------------------
                                  Name:   Thomas W. Itin
                                  Title:  President and Chief Executive Officer



                                  UNITED STATES NATIONAL BANK OF OREGON



                                  By: /s/Diane M. Sellers
                                     -------------------------------------------
                                  Name:  Diane M. Sellers
                                  Title: Vice President

                                    EXHIBIT B

                             SUPPLEMENT TO GUARANTY


                  The undersigned agrees that the principal amount guaranteed under its guaranty dated July 25, 1995 (the "Guaranty"), shall be increased from $8,500,000 to $13,500,000, so as to take into account the increase in the Revolving Loan Commitment and the Bulge Loan Commitment made pursuant to a First Amendment to Revolving Loan Agreement of even date between Ajay Sports, Inc., and United States National Bank of Oregon (the "Amendment").

                  [Note:  The  Supplement  to  Guaranty   executed  by  Williams
Controls, Inc., shall also contain the following:

                  "In addition, the following paragraph shall be added as paragraph (i) of Section 10 of the Guaranty:

                  "(i) If Guarantor pays any amounts to Bank to satisfy the Indebtedness or any portion thereof, upon payment in full of all Indebtedness, Bank shall, at Guarantor's request, assign to Guarantor all of Bank's rights in any security interests granted to Bank pursuant to the Loan Agreement and in any documents filed to perfect such security interests."]

                  Except as herein modified, the terms and conditions of the Guaranty are reaffirmed and ratified as though fully set forth herein. Undefined terms used herein that are defined in the Amendment shall have the meaning set forth in the Amendment.

                  Dated: October 2, 1995

                                                 GUARANTOR:

                                                 _______________________________



                                                 By:____________________________
                                                 Name:__________________________
                                                 Title:_________________________

APPROVED:

UNITED STATES NATIONAL BANK OF OREGON


By: /s/Diane M. Sellers
   --------------------------
Name:   Diane M. Sellers
Title:  Vice President

                                    EXHIBIT C

                        AMENDMENT TO REVOLVING LOAN NOTE




Date:             October 2, 1995



                  The undersigned do hereby agree that the amount "$5,000,000" set forth twice on the first page of that certain Revolving Loan Note dated July 25, 1995, shall be amended to be "$8,500,000."


                  Except as expressly modified herein, the terms and conditions of the Revolving Loan Note are ratified and affirmed.




                                   AJAY SPORTS, INC.


                                   By: /s/Thomas W. Itin
                                      ------------------------------------------
                                   Name:   Thomas W. Itin
                                   Title:  President and Chief Executive Officer




                                   UNITED STATES NATIONAL BANK OF OREGON


                                   By: /s/Diane M. Sellers
                                      ------------------------------------------
                                   Name:   Diane M. Sellers
                                   Title:  Vice President