Form 10-K
period 1995-12-31
LBO CAPITAL CORP
filed 1996-04-01
CIK 753557

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     December 31, 1995                                          33-19107
    (For the fiscal year ended)                           (Commission  FileNo.)

                                LBO CAPITAL CORP.
             (Exact name of Registrant as specified in its charter)

Colorado                                                      38-2780733
(State or other jurisdiction of organization)               (I.R.S. Employer
                                                         Identification Number)
Orchard Lake Road, Suite 424
West Bloomfield, MI                                             48322
- -----------------------------------------                      --------
(Address of principal executive offices)                       (Zip Code)

               Registrant's telephone number, including area code:
                                 (810) 851-5651

               Securities registered pursuant to Section 12 (b) of
                                    the Act:

                                      None

          Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock, $.0001 Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: Yes X No

         As of December 31, 1995, a total of 12,100,000 shares of common stock, $.0001 par value, were outstanding and the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $ 665,500 based on the average of the bid and asked prices on that date ($ .055) as reported by The National Quotation Bureau, Inc.

                                LBO CAPITAL CORP.
                                    FORM 10-K

                                     PART 1
ITEM 1.           BUSINESS

General

         LBO Capital Corp. (the "Registrant") was organized under the laws of the State of Colorado on October 8, 1987. The Registrant was formed based on the belief of its management that there are business opportunities that, for one or more reasons, are available for acquisition by the Registrant.

         On March 15, 1988, the Registrant completed a public offering of 3,000,000 Units, each Unit consisting of one share of its common stock, one Callable Class A Warrant, one Callable Class B Warrant and one Callable Class C Warrant. The Warrants are detachable from the Units and may be traded separately in the over-the-counter market. Each Class A Warrant entitles the holder thereof to purchase at a price of $0.50, one share of Common Stock at any time until February 26, 1989. Each Class B Warrant entitled the holder thereof to purchase at a price of $0.75 one share of Common Stock at any time until August 26, 1989. Each Class C Warrant entitled the holder thereof to purchase at a price of $1.00, one share of Common Stock at any time until February 26, 1990. The expiration dates of these warrants were subsequently extended by the Board of Directors to expire on various dates, the latest being July 25, 1996. A Form 8-K was filed on June 19, 1995 reporting this extension. The Registrant received net proceeds of approximately $474,300 after payment of all costs of the offering.

         Since its inception, the Registrant has directed its activities toward evaluating potential business opportunities with the goal of acquiring and continuing one or more business opportunities. The Registrant may acquire an existing business which may be a corporation, partnership or sole proprietorship. One form which such a business combination might take would be an exchange of the Registrant's stock for stock of the acquired business. However, the Registrant may exchange its common stock to acquire the assets of this entity, or may purchase a percentage of the entity outright.

         The Registrant has evaluated and attempted to acquire a number of entities to date.

ACQUISITION OF ASSETS

Ajay Sports, Inc.

         On April 3, 1989 LBO acquired an aggregate of 1,880,000 shares of the restricted common stock of Ajay Sports, Inc. ("Ajay") for a total cash purchase price of $182,000.

         In 1991, the Registrant pledged 400,000 shares of Ajay to a bank as collateral for $300,000 in loans to Hendricks. On July 1, 1991, this bank declared the loan in default and foreclosed on the shares.

         The 1,480,000 and 200,000 warrants owned by the Registrant represented 6.00% of the total shares of Ajay common stock outstanding as of December 31, 1995 and 7.39% at December 31, 1994. The decrease is the result of new shares issued.

         Ajay's Common Stock ("AJAY"), Units ("AJAYU") and Warrants ("AJAYW") have been traded over-the-counter since 1989 and are reported by the National Quotation Service. The following table sets forth the range of high and low bid quotes for the common stock:

                                  BID                       ASK
                            HI        LOW              HI           LOW

         1995
         First Quarter     $  .59   $  .38         $  .66          $  .44
         Second Quarter    $  .75   $  .47         $  .78          $  .53
         Third Quarter     $  .69   $  .56         $  .75          $  .59
         Fourth Quarter    $  .63   $  .34         $  .66          $  .41


         On June 10, 1993, Thomas W. Itin, President and Chairman of the Board of Directors of the Registrant, was elected to the positions of Chairman of the Board of Directors and Chief Executive Officer of Ajay Sports, Inc. It is felt that the direct intervention by the Registrant's management into the operations of Ajay will have a positive effect on the Ajay earnings and the value of the Ajay stock held by the Registrant.

         BusinessAjay Sports, Inc., through its operating subsidiaries Ajay Leisure Products, Inc., Palm Springs Golf and Leisure Life, Inc., is a leading manufacturer and distributor of golf bags, clubs, carts, accessories; billiard equipment and casual living furniture throughout the United States.

Enercorp, Inc.

     On November 21, 1994, the Registrant bought 200,000 shares of Enercorp, Inc. for $8,702.

     Enercorp, Inc. is a business development company under the Investment Company Act of 1940, as amended.

Competition

         The Registrant expects to encounter substantial competition in its efforts to locate businesses for acquisition. The primary competition for desirable business acquisitions is expected to come from other small companies organized and funded for purposes similar to the Registrant, small venture capital partnerships and corporations, small business investment companies and wealthy individuals. Should the Registrant elect to engage in a leveraged buyout acquisition, competition may also be anticipated from investment bankers. Many of these entities have significantly greater experience, resources and managerial capabilities than the Registrant and are therefore in a better position than the Registrant to obtain access to businesses.

Employees

As of December 31, 1995, the Registrant had no employees.

ITEM 2.  PROPERTIES

         The  Registrant  currently  uses  office  space  provided  by  Acrodyne
Corporation, a company whose Chairman and President is also Chairman and President of the Registrant. The space is used for purposes of administration and development. While the Registrant does not pay any rent, it does pay a monthly fee of $150 for the direct operating expenses. The Registrant believes its current facilities are sufficient for its present business activity.


ITEM 3.  LEGAL PROCEEDINGS

         The Registrant is not a present party to any material pending legal proceedings and no such proceedings were known as of the filing date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Registrant's shareholders during the fiscal year ended December 31, 1995.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

         The principal market on which the Registrant's common stock, $.0001 par value, on traded is the over-the-counter market.

         Prices for the Common Stock have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau since March 15, 1988. The range of the bid and ask quotations for the Registrant's Common Stock during the quarters ended on the dates listed below is as follows:

                                  Bid*                      Ask*
                             HI        LOW              HI      LOW

         1994
         First Quarter     $  .03   $  .01           $  .10   $  .06
         Second Quarter    $  .03   $  .01           $  .10   $  .06
         Third Quarter     $  .02   $  .02           $  .10   $  .08
         Fourth Quarter    $  .02   $  .02           $  .10   $  .08

         1995
         First Quarter     $  .03   $  .02           $  .08    $  .06
         Second Quarter    $  .03   $  .02           $  .08    $  .06
         Third Quarter     $  .03   $  .03           $  .08    $  .08
         Fourth Quarter    $  .03   $  .03           $  .08    $  .08

         On December 31, 1995, the bid reported for the Common Stock was $ .03* and the ask price was $.08*.

         As of December 31, 1995, the number of record holders of the Registrant's Common Stock was 1,054. This figure excludes an undetermined number of shareholders whose shares are held in "street" or "nominee" name.

         The Registrant has never paid a dividend with respect to its Common Stock and does not intend to pay a dividend in the foreseeable future.

Units

         Prices for the Units have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau since March 15, 1988. The range of the bid and ask quotations for the Registrant's Units during the quarters ended on the dates listed below is as follows:

                                  Bid*                        Ask*
                             HI      LOW               HI             LOW

         1994
         First Quarter     $  .03   $  .01           $ .10       $  .06
         Second Quarter    $  .03   $  .01           $ .10       $  .06
         Third Quarter     $  .02   $  .02           $ .10       $  .08
         Fourth Quarter    $  .02   $  .02           $ .10       $  .08

         1995
         First Quarter     $  .03   $  .02           $ .08       $  .06
         Second Quarter    $  .03   $  .02           $ .08       $  .06
         Third Quarter     $  .03   $  .03           $ .08       $  .08
         Fourth Quarter    $  .03   $  .03           $ .08       $  .08

         Each Unit consists of one share of the Registrant's Common Stock, one Callable Class A Warrant, one Callable Class B Warrant and one Callable Class C Warrant.

     On December 31, 1995, the bid and the ask prices reported for the Units were $ .03* and $ .08*, respectively.

Warrants

 No ask or bid quotations were reported by the National Quotation Bureau, Inc. since December, 1989.

         *Prices are inter-dealer quotations as reported by the National Quotation Bureau, Inc., New York, New York, without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


ITEM 6.  SELECTED FINANCIAL DATA


                            December 31
                          1995        1994      1993       1992        1991
- ------------------------------------------------------------------------------
Working Capital        $(427,094) $(397,542) $(353,982) $(238,364)  $(265,472)
Cash                          78        811     11,912        577         170
Marketable Securities      8,000          0          0          0           0
Notes Receivable               0          0          0          0           0
Investments in
  operating companies          0          0          0          0           0
Total Assets               8,251     15,887     44,364     62,551     124,701
Total Liabilities        435,345    407,106    375,570    282,780     368,016
Shareholders' Equity    (427,094)  (391,219)  (331,206)  (220,229)   (243,315)

                             December 31
                                1995      1994     1993      1992       1991
- ------------------------------------------------------------------------------

Total Operating Revenue       $     0   $     0  $      0  $      0  $  66,391
Total Operating  Exp.          35,173    60,014   110,976    96,914    130,870
Net income (loss) before
   equity loss of affiliate   (35,173)  (60,014) (110,976)  (96,914)  (107,194)
Equity in net loss of
   affiliated company               0         0          0        0          0
Net income (loss)             (35,173)  (60,014) (110,976)   (96,914) (107,194)
Net Income (loss)
  per common share              ( .00)    ( .00)     (.01)      (.01)     (.01)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         Working capital at December 31, 1995 was decreased by $29,552 from the period ended December 31, 1994. This was mainly caused by a net loss of $35,173.

         On September 22, 1995, the Registrant had a change in its borrowing arrangements. The Registrant borrowed $325,000 from Michigan National Bank on a line of credit to provide working capital and to partially repay a note payable to Dearborn Wheels, Inc. The loan is at prime plus 1/2% interest, is due on September 22, 1996, and is secured by all the intangible assets of the Registrant.

         During the year, the Registrant repaid in full a note payable of $5,953 to Acrodyne Corporation, a related company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements required to be furnished hereunder are attached hereto under Item 14.

         Supplementary Financial Schedules for which provision is made in applicable Regulations of the Securities and Exchange Commission, have been omitted or the required information is not required under the related instructions, or the information is presented in the Financial Statements and Notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

The following table sets forth the name, address, age and position of each officer and director of the Registrant:
                                                                   Term
Name and Address             Age           Position                as Director

Thomas W. Itin                61           President and           Since
7001 Orchard Lake Rd.                      Chairman of the         Inception
West Bloomfield, MI  48322                 Board of Directors

Anthony B. Cashen             59           Secretary,               Since
RD 2 Box 203                               Treasurer and            Inception
Ghent, NY 12075                            Director

Robert W. Schwartz            51           Director                  Since
120 DeFreest Drive                                                   March 28,
Troy, NY  12180                                                      1991

         All directors of the Registrant will hold office until their successors have been elected and qualified or until their death, resignation or removal. The bylaws of the Registrant provide that the number on the Board of Directors shall be determined by resolution of the Board of Directors.

        The officers of the Registrant are elected at the annual meeting of the Board of Directors and hold office until their successors are chosen and qualified or until their death, resignation or removal.

         The Registrant is subject to Section 13(a) of the Securities Exchange Act of 1934 and is therefore not required to identify or disclose information concerning its significant employees.

         There are no family relationships between any director, executive officer or person nominated or chosen by the Registrant to become a director or executive officer.
         Below is a summary description of educational and professional background of each executive officer and director of the Registrant.

     Thomas W. Itin. Mr. Itin has served as the Chairman and President of the Board of Directors of the Registrant since inception. Since 1967 Mr. Itin has also served as the Chairman of the Board and President of TWI International, Inc., West Bloomfield, Michigan, a firm engaged in providing consulting services for mergers, acquisitions, financial structuring, new ventures, private investments, joint ventures, asset management, export/import, training seminars and executive and professional searches. Mr. Itin is Chairman of the Board and President of Acrodyne Corporation. Mr. Itin also is Chairman of the Board of Directors of Ajay Sports, Inc. and Chairman of the Board of Directors and President of Williams Controls, Inc., both of which are publicly held companies. Since August, 1989, Mr. Itin has been an officer and Director of MGS Acquisitions, Inc., and its subsidiary, MacGregor Sports, Inc. On February 15, 1991, MacGregor Sports, Inc., filed for protection under Chapter 11 of the United States Bankruptcy Code, and on September 12, 1991, it filed under Chapter 7 of the United States Bankruptcy Code. Mr. Itin was a co-founder of Roadmaster Industries, Inc. in 1987 and served as a Director thereof from October 1987 until June 1993. From December 1987 until October 1993, Mr. Itin was an Officer and Director of CompuSonics Video Corporation. Mr. Itin received a BS degree from Cornell University in 1957 at which time he also attended the Graduate School of Business. He received his M.B.A. in 1959 from New York University, New York.

     Anthony B. Cashen. Mr. Cashen has served as the Registrant's Secretary, Treasurer and Director since inception. He is director of Ajay Sports, Inc., a publicly held corporation. He also currently is a Managing Partner in Lamalie Amrop, International, a management consulting and executive recruiting firm in New York City. Prior to his joining Lamalie (formerly Flanagan & Webster), he was President and owner of Elliot Hardwood, an integrated lumber manufacturer located in upstate New York. Previously, Mr. Cashen had been an officer and Principal of the investment firms of A.G. Becker, Inc. and Donaldson, Lufkin &
Jenrette, Inc. He serves as Director of PW Communications and Immucell Corporation, both of which are publicly-held companies. Mr. Cashen is also President of the Sagamore Institute. Mr. Cashen has an M.B.A. from the Graduate School of Management (1958) and a B.S. degree from Cornell University.

         Robert W. Schwartz Mr. Schwartz has served as Director of the Registrant since March 28, 1991. Since 1985 he has been Chairman and President of Schwartz, Gordon, Heslin & Associates, Inc., a management and financial consulting firm in Troy, New York. From 1987 until 1991 he was a Director and Vice President and Treasurer of ESARCO International, Inc., a publicly held company which licenses and markets all-terrain trucks. Previously Mr. Schwartz was President and Director of Winsources, Inc., a telephone equipment supplier, President and Director of Cordian Corporation of Latham, New York, a telephone equipment manufacturer, and Vice President of Finance of Garden Way Manufacturing Company, Inc., a manufacturer of rototillers and outdoor equipment. Mr. Schwartz received a B.S. degree in industrial and labor relations from Cornell University and did graduate work at State University of New York at Albany.

ITEM 11. EXECUTIVE COMPENSATION

         The Registrant reimburses its directors for expenses incurred by them in connection with business performed on the Registrant's behalf, including expenses incurred in attending meetings. In addition, directors receive a fee of $250 for each Board of Directors meeting attended. No such reimbursements were made for the period from January 1, 1990 to December 31, 1995. While none of the officers received any salary, such individuals are reimbursed for all accountable expenses incurred on behalf of the Registrant.

         See Item 13 - Certain Business Relationships and Related Transactions under Acrodyne Corporation for additional information.

         The Registrant has no defined benefit and actuarial plan providing for payments to employees upon retirement. The Registrant also has no plans for awarding stock options. No other compensation was paid to officers or directors of the Registrant from January 1, 1990 to December 31, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains information as of February 20, 1996 with respect to beneficial ownership of the Registrant's Common stock by each person known by the Registrant to be the beneficial owner of more than five percent thereof, by the executive officers and directors of the Registrant and by all executive officers and directors of the Registrant as a group:

                                              Common Stock
                                              Beneficially             Percent
                                              Owned (1)                of Class

Thomas W. Itin                                7,237,073 (2)(3)(4)       54.0%

Anthony B. Cashen                               400,000 (4)              3.3%

Robert W. Schwartz                              100,000 (4)               .8%

Officers and Directors                        7,737,073 (3)              57.7%
as a group (3 persons)

James T. Emerson                                695,000                   5.7%
221 E. Colonial Drive
Orlando, FL  60605

        (1) Without giving effect to the exercise of outstanding Warrants except as noted in footnote 4 below.

        (2) These shares are held of record by entities of which Mr. Itin is either a principal or a beneficiary.

         (3) Includes 300,000 shares held by Mr. Itin's wife, Shirley B. Itin, either as beneficiary or custodian, of which Mr. Itin disclaims any beneficial ownership.

         (4) These shares include warrants granted on June 3, 1992 expiring December 4, 1996, to purchase one share of common stock per warrant for $.04. (Thomas W. Itin, 1,000,000, Anthony B. Cashen, 200,000, Robert W. Schwartz, 100,000)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others.

         None of the Registrant's officers and directors devote their full time to the Registrant's affairs and such persons may be affiliated with other business entities and enterprises, some of which may be formed for similar purposes as the Registrant and thus be in direct competition with the Registrant. Such activities may result in such persons being exposed to conflicts of interests from time to time. The Registrant has adopted no conflict of interest policy with respect to such transactions. However, the officers and directors of the Registrant recognize their fiduciary obligation to treat the Registrant and its shareholders fairly in any such future activities.

Certain Business Relationships.

         In the Registrant's last full fiscal year the Registrant made payments for property and services in excess of five percent of the Registrant's consolidated gross revenues to Acrodyne, a company whose Chairman, President and major stockholder of the Registrant. The Board of Directors of the Registrant has reviewed and approved the use of Acrodyne and has determined that the fees charged the Registrant by Acrodyne are as favorable as could be incurred by any other independent, third party business consultant. It is anticipated that the Registrant will continue to utilize Acrodyne in the future. The total sum which the Registrant paid Acrodyne for the year ended December 31, 1995 was $4,780 for the above mentioned consulting services and out-of-pocket travel expenses, staff time spent for accounting, record keeping, and utilities, but did not include fees for services of the Chairman.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

         The Financial Statements are listed in the "Index to Financial Statements" filed as part of this Annual Report, on page F-2.

(a) (2) Financial Statement Schedules

         Supplementary Financial Schedules for which provision is made in applicable Regulations of the Securities and Exchange Commission, have been omitted or the required information is not required under the related instructions, or the information is presented in the Financial Statements and Notes thereto.

         Pursuant to the provisions of Rule 3-09 of Regulation S-X, the Registrant is required to file separate audited financial statements of its equity basis investee, Ajay Sports, Inc. ("Ajay"). Ajay's audited financial statements for December 31, 1995 are filed within this report.

(a) (3)  Exhibits

The Articles of Incorporation and By-Laws of the Corporation are incorporated by reference to the Registrant's Registration Statement on Form S-18, effective December 16, 1987.

(b)      Reports on Form 8-K.

A Form 8-K was filed on June 19, 1995 regarding the extension of the expiration date of the Registrant's warrants from July 25, 1995 to July 25, 1996. A Form 8-K was filed on November 9, 1995 to extend the exercise period of the Registrant's warrants issued to its directors from December 4, 1995 to December 4, 1996.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                         LBO CAPITAL CORP.
                                                           (Registrant)




                                                        By: s\Thomas W. Itin
                                                        Thomas W. Itin,
                                                        President


                                                        By:   s\Frances Bucholz
                                                        Frances Bucholz, CPA,
                                                        Controller

Date:


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the (date)

Signature                                          Title


 s\Thomas W. Itin                   Chairman of the Board of Directors,
ThomasW. Itin                       Chief Executive Officer and President


 s\Anthony B. Cashen                Secretary, Treasurer and Director
Anthony B. Cashen


 s\Robert W. Schwartz                Director
Robert W. Schwartz

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
LBO Capital Corp.

We have audited the accompanying balance sheets of LBO Capital Corp. as of December 31, 1995 and 1994, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the account principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LBO Capital Corp. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.





Hirsch & Silberstein, P.C.

Farmington Hills,  Michigan
March 9, 1996


                                       F1

                               LBO CAPITAL CORP.
                                 BALANCE SHEETS
                        As of December 31, 1995 and 1994

                       ASSETS                          1995         1994
                                                 ----------    --------- C
Current Assets
   Cash and Equivalents                         $        78  $       811
   Marketable Securities - Available for Sale         8,000        8,702
   Prepaid Expenses                                     173           51
                                                 ----------    ---------

   Total Current Assets                               8,251        9,564
                                                 ----------    ---------

Equipment, Net of Accumulated Depreciation
     of $8,639 and $81,395 at December 31, 1995
     and 1994 respectively                              -0-        6,323

Other Assets
   Investments                                          -0-          -0-

    Total Assets                                $     8,251  $    15,887
                                                 ==========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts Payable                             $     4,414  $    34,262
   Accounts Payable - Related Entities                2,620        2,033
   Notes Payable - Related Entity                       -0-        5,953
   Notes Payable - Other                             99,801      342,100
   Notes Payable - Bank                             325,000          -0-
   Accrued Expenses and Taxes                         3,510       22,758
                                                -----------    ---------

     Total Current Liabilities                      435,345      407,106



Stockholders' Deficit
   Common Stock, $.0001 Par Value
     Authorized 100,000,000 Shares:
     Issued and Outstanding 12,100,000
     in 1995 and 1994                                 1,210        1,210
   Additional Paid-In Capital                       623,094      623,094
   Unrealized (Loss) on Available
      for Sale Securities                              (702)         -0-
   Accumulated Deficit                           (1,050,696)  (1,015,523)
                                                 -----------  -----------

     Total Stockholders' Deficit                   (427,094)    (391,219)
                                                 -----------   ----------

     Total Liabilities and Stockholders' Deficit      8,251       15,887
                                                 ==========     =========


                     The accompanying notes are an integral
                        part of this financial statement

                                       F2

                               LBO CAPITAL CORP.
                            STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1995, 1994, and 1993



                                     1995            1994            1993
                                ---------      ----------      ----------

Revenues                     $        -0-   $         -0-   $         -0-


Expenses
   Professional Services          (15,834)         12,730          42,916
   Management Fees                  4,780           6,537          11,286
   Depreciation and Amortization    6,323          16,453          17,604
   Interest Expenses               38,629          29,133          25,547
   Uncollectible Accounts Rec         -0-             -0-          11,275
   Other Expenses                   1,275           1,286           2,366
   (Gain)on Disposal of
          Fixed Assets                -0-          (6,125)            (18)
                                 ---------      ----------      ----------

      Total Expenses               35,173          60,014         110,976
                                 ---------      ----------      ----------
Loss before Income Taxes          (35,173)        (60,014)       (110,976)

Income Tax Expense                    -0-             -0-             -0-

Equity in Net Loss of Affiliate       -0-             -0-             -0-
                                 ---------      ----------      ----------
Net Loss                        $ (35,173)      $ (60,014)     $ (110,976)
                                 =========       =========      ==========

Net Loss Per Share              $   (0.00)      $   (0.00)     $    (0.01)
                                 =========       =========      ==========

Weighted Average Number of      12,100,000      12,100,000      12,100,000
   Common Shares Outstanding     =========       =========      ==========














                     The accompanying notes are an integral
                        part of this financial statement

                                       F3

                              LBO CAPITAL CORP. q
                 STATEMENTS  OF CHANGES IN  STOCKHOLDERS'  DEFICIT For the Years
             Ended December 31, 1995, 1994, and 1993

                                                          Unrealized
                                                          (Loss) on
                                         Additional        Available   Total
                          Common Stock    Paid-In    Accum For Sale Sockholders'
                      Shares       Amount  Capital  Deficit Secr.      Deficit


Balances at
 December 31, 1992     12,100,000  1,210   623,094    (844,533)  -0-  (220,229)


Net Loss for the Year
 Ended December 31, 1993    -0-      -0-       -0-    (110,976)  -0-  (110,976)
                       ----------  -----   -------    --------    -   --------
Balances at
 December 31, 1993     12,100,000   1,210  623,094    (955,509)  -0-  (331,205)

Net Loss for the Year
 Ended December 31, 1994    -0-       -0-       -0-    (60,014)  -0-   (60,014)
                       ----------  -----   -------    --------    -   --------
Balances at
 December 31, 1994     12,100,000   1,210   623,094 (1,015,523)  -0-  (391,219)

Net Loss for the Year
 Ended December 31, 1995    -0-       -0-       -0-    (35,173) (702)  (35,875)
                       ----------  -----   -------    --------    -   --------
Balances at
 December 31, 1995     12,100,100 $ 1,210  $623,094 $(1,050,696)(702) $(427,094)
                       ========== =======  ======== =========== ====  =========














                     The accompanying notes are an integral
                        part of this financial statement

                                       F4

                               LBO CAPITAL CORP.
                            STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1995, 1994, and 1993


                                              1995       1994     1993


Cash Flow From Operating Activities
 Net Loss                                 $ (35,173)   $ (60,014)  $(110,977)
                                          ---------    ---------   ---------

 Adjustment to Reconcile Net Loss to
  Net Cash Provided by (Used For)
  Operating Activities
   Depreciation and Amortization               6,323      16,453     17,605
   Loss on Uncollectible Receivable              -0-         -0-     11,275
   (Gain)Loss on Disposal of Fixed               -0-         -0-        (18)
 Change in Assets and Liabilities
  (Increase) Decrease In:
   Receivables From Related Entitie              -0-         -0-        136
   Accounts Receivable - Other                   -0-       9,625        -0-
   Prepaid Expenses and Deposits                (122)        -0-        199
  (Decrease) Increase In:
   Accounts Payable                          (29,849)      2,908     29,838
   Accrued Expenses and Taxes                (18,661)     22,641     (6,169)
                                             -------      ------     ------

    Total Adjustments                        (43,308)     51,628     52,866
                                             -------      ------     ------

    Net Cash (Used For) Operations           (77,481)     (8,386)   (58,111)
                                             -------      ------    -------

Cash Provided by (Used For) Investing Activities
  Purchase of Marketable Securities              -0-      (8,702)        -0-
  Proceeds from Disposal of Fixed Assets         -0-         -0-        325
                                              -------      ------    -------

    Net Cash Provided By (Used For)
      Investing Activities                       -0-      (8,702)       325
                                               -------      ------    -------

Cash Provided by (Used For) Financing Activities
   Payments on Notes - Related                (5,953)   (343,647)  (230,097)
   Payments  on Notes -  Bank                     -0-   (342,066)   (35,082)
   Payments  on Notes - Other               (242,299)         -0-        -0-
   Proceeds from Notes - Other                   -0-      342,100        -0-
   Proceeds from Notes - Related                 -0-      349,600     9,300
   Proceeds from Notes - Bank                325,000          -0-   325,000
                                             -------      ------    -------

    Net Cash Provided By (Used For)
    Financing Activities                      76,748      5,987      69,121
                                             -------      ------    -------

Increase (Decrease)in Cash and Equivalents      (733)   (11,101)     11,335

Cash and Equivalents at Beginning of Year        811     11,912         577
                                             -------      ------    -------

Cash and Equivalents at End of Year           $   78  $     811    $ 11,912
                                              ======  =========    ========


                     The accompanying notes are an integral
                        part of this financial statement

                                       F5

                                LBO CAPITAL CORP.







                                TABLE OF CONTENTS

                                                                      Page
Independent Auditor's Report

Financial Statements:

   Balance Sheets                                                          F2

   Statements of Operations                                                F3

   Statements of Changes in Stockholders' Deficit                          F4

   Statements of Cash Flows                                                F5

Notes to Consolidated Financial Statements                             F6-F10

                                LBO CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993



Note 1. Summary of Significant Accounting Policies

         Organization and Business

                  LBO Capital Corp. (the "Company") was incorporated on October 8, 1987 under the laws of the State of Colorado. The Company is engaged in evaluating and investing in other companies. The Company was considered to be in the development stage in 1987 and began operations on March 15, 1988.

         Cash Equivalents

                  The Company considers all highly liquid investments with a maturity of three months or less cash equivalents.

         Equipment and Depreciation

                  Equipment is stated at cost. Depreciation is computed for financial reporting purposes on a straight-line basis over an estimated life of 5 years. Depreciation expense for the years ended December 31, 1995, 1994 and 1993 was $6,323, $16,453 and
                  $17,604 respectively. At Decemer 31, 1995, the remaining computer equipment that was previously leased to an investee was determined to be obsolete and written off the books of the Company.

         Income Taxes

                  At December 31, 1995, the Company has a net operating loss available for carryforward totalling approximately $794,075. The operating loss carryforward expires in various amounts by the year ended December 31, 2010.


         Net Loss Per Share

                  Net loss per share is computed using  weighted  average shares
                  outstanding   without   giving  effect  to  the  common  stock
                  warrants, as the effect would be antidilutive.

                                       F6

                                LBO CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993



Note 2. Marketable Securities

         The Company's marketable securities available for sale are recorded at fair market value.

                                               Market Value

                          Investment             Per Share*          Aggregrate
         1994
         Enercorp, Inc.      $8,702                $3.26                 $8,702

         1995
         Enercorp, Inc.      $8,702                $3.00                 $8,000

         * Adjusted to reflect a 75 to 1 reverse stock split on December 13, 1995.

Note 3.  Receivables

         Other

         In June 1994, the Registrant received payment from an insurance company for the theft of computer equipment in 1991 in the amount of $15,750, which resulted in a $6,125 gain on disposal of fixed assets.

Note 4. Investments

         On April 3, 1989, the Company acquired an aggregate of 1,880,000 restricted common shares of Ajay Sports, Inc. ("Ajay") for a total purchase price of $182,000. As a result of recording the Company's equity in net losses of Ajay, the carrying value of this investment is zero at December 31, 1993 and 1992. The Company also obtained 200,000 stock warrants of Ajay at that time. Each warrant enables the Company to purchase one share of Ajay common stock at $2.40 and was subsequently reduced to $.34 per share. These warrants expire June 13, 1999.

         In March 1991, the Company pledged 400,000 shares of its Ajay investment as security for bank loans to an acquisition candidate. On June, 1, 1991, the bank declared the loan in default and foreclosed on the shares.


                                       F7

                                LBO CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993



         All of the Ajay shares are pledged as security for a note payable (see note 6).

         The stock of Ajay is traded over- the -counter and is reported by the National Quotation Service. The following table sets forth the range of high and low bid and ask quotations.


                                BID                                  ASK
                          HI               LOW               HI            LOW

         1995
         First Quarter  $  .59           $  .38            $  .66        $  .44
         Second Quarter $  .75           $  .47            $  .78        $  .53
         Third Quarter  $  .69           $  .56            $  .75        $  .59
         Fourth Quarter $  .63           $  .34            $  .66        $  .41

Note 5. Notes Payable - Related Entities

         There was a note payable for $5,953 to Acrodyne Corporation and repaid in full in 1995. Acrodyne Corporation is an entity controlled by the Company's President and Chairman of the Board.

Note 6. Notes Payable - Other

         During 1994, the Company borrowed $342,100 from Dearborn Wheels, Inc. The proceeds were used to repay a note to the bank and to meet current operating needs.

         During 1995, the Company borrowed funds from Michigan National Bank. The proceeds were used to partially repay a note to Dearborn Wheels, Inc. (see note 7) and to meet current operating needs. This note, payable in full on August 13, 1996, bears interest of prime plus 2% and is secured by all the assets of the Company.

Note 7. Note Payable - Bank

               In September 1995, the Company borrowed $325,000 from Michigan National Bank to repay Dearborn Wheels, Inc. (see note 6) and to meet current operating needs. The note payable to Michigan National Bank is secured by all the assets of the Company and has an interest rate of prime plus 1/2% and matures on September 22, 1996.


                                       F8

                                LBO CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993




Note 8. Capital Stock

         The Company completed a public offering on March 15, 1988 consisting of 3,000,000 units at $.20 each. Each unit consisted of one common share, one callable class A common stock purchase warrant,, one callable Class B common stock purchase warrant and one callable Class C common stock purchase warrant. Each Class A warrant entitles the warrant holder to purchase one share of common stock for $.50, each Class B warrant entitles the warrant holder to purchase one share of common stock for $.75, and each Class C common stock purchase warrant entitles the warrant holder to purchase one share of common for $1.00. The Class A, B and C warrants were originally exercisable within twelve, eighteen and twenty-four months respectively, from February 26, 1988. All warrants have been extended until July 25, 1995. As of December 31, 1994, no warrants had been exercised. The Company has the right to call any or all warrants at a redemption price of $.0001 per warrant.

         On June 3, 1992 the Company issued 3,000,000 shares of its common stock, valued at $.04 per share (fair market value on that date, per the National Quotation Bureau, Inc.), to an officer and director in exchange for a reduction of $120,000 in a note to a related company.

         The Company granted to its directors a total of 1,300,000 warrants, expiring December 4, 1995. Each warrant enables the owner to purchase one share of common stock for $.04 per share.

Note 9.  Management Fees

         The Company does not employ any personnel. Per a management fee agreement with Acrodyne Corporation, a related entity, the Company pays direct labor costs plus overhead for management services rendered.

Note 10.  Cash Flows Disclosure

         Interest and income taxes paid for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                       F9

                                LBO CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993


                              1995           1994          1993
                            --------     ----------       --------

 Interest                   $ 57,878     $    6,374      $  28,916
                            ========      ==========     =========

 Income Taxes               $     -0-    $       -0-     $      -0-
                            =========     ===========    ==========




                                      F10

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------





Board of Directors
Ajay Sports, Inc. and Subsidiaries


         We have audited the accompanying consolidated balance sheets of Ajay Sports, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. We have also audited the related consolidated financial statement schedule listed in the index in Item 14 of this Form 10-K for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements and financial statement schedule of Ajay Sports, Inc. and Subsidiaries as of December 31, 1993 were audited by other auditors whose report dated March 25, 1994, included an explanatory paragraph describing going concern uncertainties.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ajay Sports, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.







- -------------------------------
Hirsch & Silberstein, P.C.

Farmington Hills, Michigan
March 21, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Shareholders and Board of Directors
Ajay Sports, Inc. and Subsidiary

         We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Ajay Sports, Inc. and Subsidiary for the year ended December 31, 1993. We have also audited the related consolidated financial statement schedule listed in the index in item 14 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Ajay Sports, Inc. and Subsidiary for the year ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

         The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant losses in the current year and is not in compliance with certain of its debt covenants, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.





Coopers & Lybrand, L.L.P.
Milwaukee, Wisconsin
March 25, 1994


                                      F-1a

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                        as of December 31, 1995 and 1994
                      (in thousands, except share amounts)

                                                                  December 31,  December 31,
                                                                      1995          1994
                                                                  ------------  ------------
ASSETS

Current assets:
  Cash                                                                $   362   $    105
  Accounts receivable, net of allowance of $287 and $101,
    respectively                                                        5,196      1,700
  Inventories                                                           8,909      5,786
  Prepaid expenses and other                                              365        211
  Deferred tax benefit                                                    102        -0-
                                                                       ------     ------
      Total current assets                                             14,934      7,802

Fixed assets, net                                                       1,888      1,357
Other assets                                                              236        206
Deferred tax benefit                                                      106        -0-
Goodwill                                                                1,322        -0-
                                                                       ------     ------
      Total assets                                                   $ 18,486   $  9,365
                                                                       ======     ======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to affiliate                                          $    -0-   $  5,369
  Notes payable to banks                                                5,793         12
  Current portion of capital lease                                          6          9
  Accounts payable                                                      2,181      1,329
  Accrued expenses                                                        631        490
                                                                       ------     ------
      Total current liabilities                                         8,611      7,209

Notes payable - long term                                               5,111        121

Stockholders equity:
  Preferred stock - 10,000,000 shares authorized
    Series B, $0.01 par value, 12,500
      shares outstanding at liquidation valu                            1,250      1,250
    Series C, $10.00 par value 313,790 shares outstanding at stated
      value                                                             3,138        -0-
  Common stock, $0.01 par value, 100,000,000 shares authorized,
    23,337,746 and 22,686,873 shares outstanding, respectively            234        225
  Additional paid-in capital                                            9,123      8,961
  Accumulated deficit                                                  (8,981)    (8,401)
                                                                       ------     ------
      Total stockholders' equity                                        4,764      2,035
                                                                       ------     ------
Total liabilities and stockholders' equity                           $ 18,486   $  9,365
                                                                       ======     ======



The accompanying notes are an integral part of the consolidated financial statements.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
  Consolidated Statements of Operations for the years ended December 31, 1995,
            1994, and 1993 (in thousands, except per share amounts)

                                                                 Year Ended
                                                  ------------------------------------------
                                                  December 31,   December 31,   December 31,
                                                      1995           1994           1993
                                                  -----------    -----------    ------------
Operating data:
  Net sales                                        $ 18,728       $ 12,899       $ 15,902
  Cost of sales                                      15,291         12,291         14,172
    Gross profit                                      3,437            608          1,730
  Selling, general and administrative expenses        3,247          2,747          2,834

  Operating income (loss)                               190         (2,139)        (1,104)

Nonoperating income (expense):
  Interest expense - net                               (801)          (614)          (697)
  Loss on write down of investment in affiliate         -0-            -0-           (123)
  Gain (loss) on disposition of investment              -0-            (38)           -0-
  Other, net                                           (842)          (941)          (817)

Income (loss) from operations before income taxes      (652)        (3,080)        (1,921)

Income tax expense (benefit)                           (208)           -0-            -0-

Net loss                                           $   (444)      $ (3,080)      $ (1,921)

Net loss per share                                 $  (0.03)      $  (0.27)      $  (0.24)

Weighted average common and common stock
  equivalent shares outstanding                      22,722         12,218          8,812








The accompanying notes are an integral part of the consolidated financial statements.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
              for the years ended December 31, 1995, 1994 and 1993
               (in thousands, except share and per share amounts)

                                                                                             Additional                    Total
                                   Preferred Stock                  Common  Stock             Paid - in       Accum    Stockholders'
                                 Shares         Amount         Shares            Amount        Capital       (Deficit)     Equity
Balances at January 1, 1993        29,500      $   2,950      8,774,773         $   88        $ 4,217       $ (3,400)      $  3,855

Common stock grant to
  management                       -              -              50,000         -                  29         -                  29

Net loss                           -              -              -              -              -              (1,921)        (1,921)

Balance at December 31, 1993       29,500          2,950      8,824,773             88          4,246         (5,321)         1,963

Common stock issued to fund
  acquisition                      -              -           1,500,000             15            685         -                 700

Common stock issued in lieu of
  wages to officer                 -              -             150,000              2             50         -                  52

Preferred stock converted into
  common stock                    (17,000)        (1,700)     5,000,040             50          1,650         -                -

Common stock issued to
  affiliate to reduce debt         -              -           4,117,647             41          1,359         -               1,400

Common stock sold to affiliate     -              -           2,941,177             29            971         -               1,000

Net loss                           -              -              -              -             -               (3,080)        (3,080)

Balances at December 31, 1994      12,500          1,250     22,533,637            225          8,961         (8,401)         2,035

Common stock issued to ESOP        -              -              12,000         -                   4         -                   4

Common stock issued to
 fund acquisition                  -              -             895,054              9            572         -                 581

Common stock issued to affiliate
  for acquisition services         -              -             100,000              1             37         -                  38

Common stock issued in lieu of
  wages to officer                 -              -              34,000              1              9         -                  10

Preferred stock public offer      325,000          3,250         -              -                (386)        -               2,864

Preferred stock converted into
  common stock                    (11,210)          (112)       163,055              2            110         -                -

Common shares received as
  an acquisition cost adjust       -              -            (400,000)            (4)          (184)        -                (188)

Dividends                          -              -              -              -              -                (136)          (136)

Net loss                           -              -              -              -              -                (444)          (444)

Balances at December 31, 1995     326,290      $   4,388     23,337,746         $  234        $ 9,123       $ (8,981)     $   4,764


The accompanying notes are an integral part of the consolidated financial statements

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
      for the years ended December 31, 1995, 1994 and 1993 (in thousands)

                                                                 1995             1994             1993
Cash flows from operating activities:

  Net loss                                                        $  (444)         $(3,080)        $ (1,921)
  Adjustments to reconcile to net cash flows from operating
    activities:
  Loss on sale of assets                                              -0-              162              -0-
  Depreciation and amortization                                       219              129              128
  Loss on write down of investment in and advances to affilate        -0-              -0-              123
  Stock issued to officer and employees                               -0-               52              -0-
  (Increase) decrease in accounts receivable, net                  (3,496)             299              980
  (Increase) decrease in inventories                               (3,123)           1,662            1,144
  (Increase) in deferred tax benefits                                (208)             -0-              -0-
  (Increase) decrease in prepaid expenses                            (154)            (112)             114
  (Increase) decrease in other assets                                 (66)              22              -0-
  Increase (decrease) in accounts payable                             852           (1,530)             611
  Increase (decrease) in accrued expenses                             141               18             (108)
  (Decrease) in due to affiliates                                       -             (240)             (17)
                                                                   ------           ------           ------
    Net cash provided by (used in) operating activit               (6,279)          (2,618)           1,054
                                                                   ------           ------           ------
Cash flows from investing activities:

  Acquisitions of property plant and equipment                       (787)            (115)            (226)
  Goodwill associated with acquisitions                            (1,329)             -0-
  Proceeds from sale of equipment                                       5                4              -0-
  Proceeds from sale of investment                                     -0-              86              -0-
  Investments in and advances to affiliates                            -0-             -0-               15
                                                                   ------           ------           ------
    Net cash (used in) investing activities                        (2,111)             (25)            (211)
                                                                   ------           ------           ------
Cash flows from financing activities:
  Cash acquired (expended) in acquisitions                            -0-                2              -0-
  Proceeds from issuance of notes payables to affili                  -0-            6,770              -0-
  Net increase (decrease) in bank notes payable                    10,777           (5,026)            (841)
  Payments on notes payable - affiliate                            (5,369)             -0-              -0-
  Dividends paid                                                      (58)             -0-              -0-
  Proceeds from preferred stock offering, net of rel                2,864              -0-              -0-
  Stock issued in acquisitions                                        433              -0-              -0-
  Proceeds from private placements, net of related c                  -0-            1,000              -0-
                                                                   ------           ------           ------
    Net cash provided by (used in) financing activit                8,647            2,746             (841)
                                                                   ------           ------           ------
Net increase in cash                                                  257              103                2

Cash at beginning of period                                           105                2              -0-
                                                                   ------           ------           ------
Cash at end of period                                            $    362         $    105         $      2
                                                                   ======           ======           ======


The accompanying notes are an integral part of the consolidated financial statements.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.    GOING CONCERN PRESENTATION

              As discussed in Note 6 to the consolidated financial statements, as of December 31, 1993 the Company was not in compliance with certain of its debt covenants. The Company was also relying on related parties to fund its operations. As a result of sales declines and significant net losses, the Company was uncertain of its ability to extend and/or refinance its debt. These factors raised substantial doubt about the Company's ability to continue as a going concern as of December 31, 1994 and 1993. The consolidated financial statements for the years 1994 and 1993 do not include any adjustments that might have been necessary if the Company was unable to continue as a going concern.

              The Company received an equity infusion in October, 1994 of $2,400,000 as a result of a private placement of 2,941,177 shares of common stock with affiliated Companies and through the exercise of options to purchase 4,117,647 shares by a related party, Williams Controls, Inc. Also in October 1994 the holder of the Company's Series B 8% Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") converted 17,000 shares of Series B Preferred Stock into 5,000,040 shares of common stock.

              Additionally, late in the third quarter of 1993, management instituted a cost reduction program which included a reduction in salary and labor positions, along with related fringe benefits. The Company also obtained more favorable material costs, enhanced its material utilization methods and instituted more efficient manufacturing techniques. The Company strengthened its sales coverage by appointment of additional experienced independent sales representatives and increased its emphasis on product development which resulted in several new product introductions in late 1994.

              In July 1995 the Company was able to obtain new financing with United States National Bank of Oregon which enabled it to reduce its reliance on related parties for funding. Also during July 1995 the Company completed a Preferred Stock Offering which provided approximately $2,800,000 for working capital, net of related fees and costs. See Notes 6 and 8.

              In October 1995 the Company acquired substantially all of the operating assets of Korex Corporation and Palm Springs Golf Company, Inc.. Management has instituted certain expense reducing programs related to these acquisitions along with expansion of sales, marketing, and product development activities.

              The above factors contributed to the substantial improvement in operating performance during 1995 and management feels these factors will enable the Company to achieve profitability during 1996.

2.    SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Ajay Sports, Inc. ("Sports") and its wholly-owned operating company subsidiaries, Ajay Leisure Products, Inc. ("Ajay"), Leisure Life, Inc. ("Leisure"), and Palm Springs Golf Company ("Palm Springs"), collectively referred to herein as the "Company". The inventories and fixed assets purchased from Korex Corporation have been merged with Ajay Leisure Products, Inc. All significant intercompany balances and transactions have been eliminated.

      INVENTORIES - Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.    SIGNIFICANT ACCOUNTING POLICIES, Continued

      FIXED ASSETS - Fixed assets are stated at cost, less accumulated depreciation of $545,000 and $243,000 as of December 31, 1995 and 1994 respectively. Fixed assets of the Company consist primarily of machinery and equipment, office equipment, and a building. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from four to thirty-nine years.

      GOODWILL - The Company has recorded goodwill as a result of the acquisitions of Palm Springs and Korex. The goodwill is being amortized over forty years. Amortization expense related to the goodwill was $7,000 for the year ended December 31, 1995.

      OTHER ASSETS - Other assets at December 31, 1995 consists of patents and trademarks held and applied for by Leisure Life and Palm Springs (See Note
      8c). Other assets at December 31, 1994 consists of patents and trademarks held and applied for by Leisure Life.

      PRODUCT LIABILITY AND WARRANTY COSTS - Product liability exposure is insured with insurance premiums provided during the year. Product warranty costs are based on experience and attempt to match such costs with the related product sales.

      REVENUE RECOGNITION - The Company recognizes revenue when goods are shipped.

      INCOME TAXES - Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, using enacted statutory rates applicable to future years.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




3.    RELATED PARTY TRANSACTIONS

              The Company's related parties include the following:

      Roadmaster Industries, Inc. ("Roadmaster") - Prior to June 1989, all the Company's common stock was owned by Roadmaster and the companies had common investors. Roadmaster owned all of the Company's preferred stock prior to the consummation of the Exchange Agreement.

      Pro Mark, Inc. ("Pro Mark") - The Company owns 40% of the outstanding shares of Pro Mark.

      Equitex, Inc. ("Equitex") - Prior to the consummation of the Exchange Agreement, Equitex owned 189,000 shares of the Company's common stock and 1,100,000 warrants to purchase additional common stock. Additionally, the chairman of Roadmaster is the president of Equitex.

      First Equity Corporation ("First Equity") - First Equity is owned by a family member of the president, chief executive officer, and chairman of the Company.

      TICO - TICO is controlled by the Company's president, chief executive officer, and chairman.

      ACRODYNE PROFIT SHARING TRUST - ("Acrodyne") is a profit sharing trust. The Company's president, chief executive officer and chairman is trustee and beneficiary of the trust. The trust acquired 1,176,471 common shares on October 3, 1994.

      ENERCORP, INC. - ("Enercorp") is a business development company engaged in the business of investing in and providing managerial assistance to developing companies. The Company's president, chief executive officer, chairman and principal shareholder is a major shareholder in Enercorp and a Director of the Company. Enercorp acquired 1,764,706 common shares on October 3, 1994. In 1995 Enercorp acquired 2,000 shares of series C preferred stock. In 1995 Enercorp also received 100,000 shares of common stock for services rendered in connection with the Palm Springs acquisition.

      WILLIAMS CONTROLS, INC. - ("Williams") - Williams has the same chairman as the Company, which individual is a major shareholder of each company.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



      (a)     Roadmaster

              Ajay purchased various finished goods inventory, primarily hand-pulled golf carts, from Roadmaster. Purchases in 1993 were approximately $123,000. Prior to 1993, Ajay leased certain machinery and equipment from Roadmaster. The net result of this activity represented amounts due to Roadmaster of $42,000 at December 31, 1993. The December 31, 1993 balance was transferred to TICO as part of the Exchange Agreement and paid during the six months ended June 30, 1994.

              During 1993, the Company entered into an agreement with certain parties (as described in Note 3c). As of December 31, 1993, Ajay owed $197,000 on the promissory note with accrued interest of $17,000. During the year ended December, 1994 the $197,000 and interest of $24,719 were paid to TICO.

      (b)     Pro Mark, Inc.

              The Company had an exclusive marketing agreement with Pro Mark for the "Double Eagle" product line. In 1993 Pro Mark discontinued operations.

              Due to operating losses of Pro Mark and the cessation of operations in 1993, the Company did not assign any value to the shares of Pro Mark common stock received in the transaction and no gain or loss was recognized on this transaction.

              During 1993, the Company wrote off advances to Pro Mark, Inc. totaling $87,000.

      (c)     Exchange Agreement

              During 1993, the Company entered into an agreement, whereby Roadmaster and Equitex agreed to substantially divest of all their interest in the Company by transferring to TICO all of the Company's outstanding common stock purchase warrants held by them, the $217,000 principal amount note payable to Roadmaster, the 29,500 shares of the Company's Series A 8% Cumulative Convertible Preferred Stock and all Roadmaster's outstanding accounts receivable due from the Company.

              Additionally, Roadmaster agreed to transfer to TICO all marketing and distribution rights for golf products in Canada, all tooling exclusively associated with the manufacture of hand-pulled golf carts, the "Ajay" name and agreed to grant TICO a 10 year exclusive license for the use of the "Ajay" trademark and trade name.

              The Company and TICO agreed to obtain the release and satisfaction in full of any and all obligation, guarantees and collateral of Equitex under the revolving credit facility, described in Note 6 including the release of 1,000,000 shares of Roadmaster common stock owned by Equitex and pledged to a bank as collateral. The Company's president and TICO further agreed to transfer to Roadmaster all the Roadmaster common stock purchase warrants held by the Company's president along with TICO's payment of $200,000 to Roadmaster.

              Based upon completion of the Exchange Agreement in 1994 and refinancing of debt obligations, the Board of Directors of the Company approved a plan to, at the option of TICO or its assigns, convert the value of instruments transferred to TICO under the Exchange Agreement, in whole

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

              or in part, into Preferred Stock, which could be converted to Common Stock of the Company at a price $.34 per share. On October 3, 1994 the Company created a new class of Series B 8% Cumulative Convertible Preferred Stock and allowed for its exchange, on a share-for-share basis, with the Company's Series A Preferred Stock. On that same day, TICO notified the Company that it wished to exchange the 29,500 shares of Series A Preferred Stock for 29,500 shares of the newly issued Series B Preferred Stock, as was permitted under the Certificate of Designations of Rights and Preferences of the Series B Preferred Stock. On that same day, TICO notified the Company that it wished to convert 17,000 shares of its Series B Preferred Stock for 5,040,000 shares of the Common Stock of the Company, as the Series B Preferred Stock allows for a conversion rate of 1 share of Series B Preferred Stock for 294.12 shares of the Company's Common Stock.

      (d)     Other

               In 1994,  Equitex  earned  a fee of  $40,000  as a result  of the extension of the revolving credit facility with the bank. As part of the Exchange Agreement this amount was transferred to TICO and paid in June, 1994

              First Equity established a letter of credit on behalf of the Company in December, 1993, which was amended during 1994, totaling $271,200. This letter was established to purchase inventory. In addition, First Equity advanced the Company $250,000 during January, 1994 which was repaid in June, 1994.

              The Company has agreed to pay Williams 0.5% per annum of the outstanding U. S. Bank revolving loan balances on a quarterly basis in consideration for providing its guarantee of the revolving loan. This fee was $18,083 for the year ended December 31, 1995.

              The Company's interest expense for Williams was $448,000 and $385,000 for the years ended December 31, 1995 and 1994.

              In 1995 the Company issued Enercorp 100,000 shares of common stock
              for  services   rendered  in  connection  with  the  Palm  Springs
              acquisition.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




4.    INVENTORIES

              Inventories consist of the following (in thousands):

                                                       December 31,
                                                    1995            1994

              Raw materials                        $4,608         $ 2,901
              Work-in-progress                      1,014             919
              Finished goods                        3,287           1,966
                                                   ------          ------

                                                   $8,909         $ 5,786
                                                    =====          ======


5.    INVESTMENT IN AND ADVANCES TO AFFILIATES

              A former officer of the Company is an officer of MacGregor, and MacGregor and the Company have common investors. During the year ended December 31, 1994 the Company sold its remaining 125,106 shares of MacGregor for $69,000, resulting in a loss of $38,000.

6.    DEBT

              Primarily as a result of net losses experienced in 1993, the Company was not in compliance with financial covenants regarding interest coverage ratios and adjusted tangible net worth under its revolving credit facility. As a result, the revolving credit facility was reduced to $6 million effective April 1, 1994.

              On April 14, 1994 the Company was advised by Bank America that the Second Amended Restated Loan and Security Agreement ("Credit Agreement") between Bank America and Ajay had been purchased by Roadmaster. On May 5, 1994 Ajay paid Roadmaster in full all outstanding obligations due under its Credit Agreement and entered into a Loan and Security Agreement ("Loan Agreement") with Williams for a term loan of up to $7,000,000. The Loan Agreement required monthly interest only payments at the prime rate of First Interstate Bank of Oregon plus 2%, was originally scheduled to expire on November 4, 1994 and was extended to May 5, 1995. The terms and conditions of the Loan Agreement were substantially the same as the prior Credit Agreement with Bank America, except that the Loan Agreement was a term loan.

      The Williams loan was paid on July 25, 1995, when the Company entered into a Revolving Loan Agreement with United States National Bank of Oregon ("U.
      S. Bank") for a credit facility of up to $8,500,000. All of the Company's subsidiaries and Williams have guaranteed payment of this credit facility and the Company and its subsidiaries have pledged their inventory and receivables as collateral. The Revolving Loan is evidenced by demand notes, requires monthly interest only payments at the prime rate of U. S. Bank (currently 8.25%) and will be reviewed on May 31, 1996. On October 2, 1995 the Company and U. S. Bank agreed to modifications to the Revolving Loan Agreement increasing the credit facility from $8,500,000 to $13,500,000. The Company may now borrow up to $8,500,000 against 80% of eligible accounts receivable and 50% of eligible inventory and up to an additional $5,000,000 through its 2-year bulge loan facility. The increased facility provided the Company the funds necessary to acquire certain assets of both Korex Corporation and Palm Springs Golf Company, Inc. in early October, 1995. The Company is required to maintain a minimum tangible net worth of $2,000,000 and a debt leverage ratio of not greater than 4.5 to 1. The Company has requested that U. S. Bank increase the debt leverage ratio to 6.0 from January, 1996 through June 1996 and to 5.5 from July, 1996 to December 1996. The Company has agreed to pay Williams 0.5% per annum of the outstanding Revolving Loan balance on a quarterly basis in consideration for providing its guarantee of the Revolving Loan.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

              The Company's borrowings consisted of the following:

                                                                          December 31,
                                                              1995                                1994
                                                           ----------                          ---------
      Revolving credit facility:
        Balance                                           $10,792,706                         $5,369,000
        Interest rate                                                                              10.5%
        Unused amount of facility                         $ 2,707,294                         $1,631,000
        Average amount outstanding
          during the period                               $ 9,758,991                         $5,626,861
        Weighted average interest
          rate                                                  8.72%                               8.0%
        Maximum amount outstanding
          during the period                               $10,936,687                         $6,651,341

              Outstanding commercial letters of credit totaled approximately $717,000 and $1,100,000 at December 31, 1995 and 1994 respectively.

              The seasonal nature of the Company's sales creates fluctuating demands on its cash flow, due to the temporary build-up of inventories in anticipation of, and receivables subsequent to, the peak seasonal period which historically has been from February through May of each year. The Company has relied and continues to rely heavily on its revolving credit facility for its working capital requirements.

7.    INCOME TAXES

              As discussed in Note 2, the Company adopted SFAS No. 109 at the beginning of 1992. There was no cumulative effect of this accounting change and its adoption had no impact on 1992 net income.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


              The actual income tax expense (benefit) differs from the statutory income tax expense (benefit) as follows (in thousands):

                                                         Year Ended December 31,
                                                   --------------------------------------
                                                     1995         1994         1993
                                                    ------       ------       ------
      Statutory tax expense
        (benefit) at 34%                             $(208)     $(1,047)      $(653)
      Utilization of net
        operating loss
        carry forward                                    -            -            -
      Loss producing no current
        tax benefit                                    208        1,047          653
                                                     -----       ------       ------
                                                     $   -      $     -       $    -
                                                     =====       ======       ======


      The components of the net deferred tax asset/liability were as follows (in thousands):

                                                                           December 31,
                                                                     1995                 1994
                                                                    ------               -----
      Deferred tax asset,
        principally accrued
        expenses, reserves
        and loss carry forwards                                     $2,339              $ 2,116
      Deferred tax liability,
        principally depreciation                                       (83)                 (68)
      Valuation allowance                                           (2,048)              (2,048)
                                                                   -------               ------

      Net                                                           $  208              $     -
                                                                   =======               ======

                  The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $208,000 of deferred tax assets will be realized. The remaining valuation allowance of $2,048,000 is maintained on deferred tax assets which the Company has not determined to be more likily than not realizable at this time. The Company will continue to review this vauluation allowance on a quarterly basis and make adjustments as appropriate.

                  The Company had net operating loss carry forwards for Federal tax purposes of approximately $5,785,000 at December 31, 1995, which expire in varying amounts in the years 2006 through 2010. Operating loss carry forwards totaling $210,000, $4,325,000, $856,000 and $179,000 are available to offset future state taxable income of Sports, Ajay, Leisure Life and Palm Springs respectively, which expire in varying amounts in the years 2006 through 2010. Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards used in any one year.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



8.    STOCKHOLDERS' EQUITY

      (a)     Preferred Stock

                     On  October  3,  1994 the  Company  created  a new class of
              Series B 8% Cumulative Convertible Preferred Stock and allowed for its exchange, on a share-for-share basis, with the Company's Series A Preferred Stock. On that same day, TICO notified the Company that it wished to exchange the 29,500 shares of Series A Preferred Stock for 29,500 shares of the newly issued Series B Preferred Stock, as was permitted under the Certificate of Designations of Rights and Preferences of the Series B Preferred Stock. On that same day, TICO notified the Company that it wished to convert 17,000 shares of its Series B Preferred Stock for 5,040,000 shares of the Common Stock of the Company, as the Series B Preferred Stock allows for a conversion rate of 1 share of Series B Preferred Stock for 294.12 shares of the Company's Common Stock.

                     Cumulative  dividends are payable on the Series C Preferred
              Stock at any time through December 31, 1996 at an annual rate of $1.00 per share. The Warrants are redeemable by the Company at $0.5 per Warrant under certain conditions. The terms of these Warrants are identical to the Company's publicly-held Warrants to purchase Common Stock. The Company used the $2.8 million of net proceeds for inventory and accounts receivable financing and to acquire certain assets of Korex and Palm Springs.

                     On July 26, 1995 the Company's Registration Statement filed in connection with an offering of 325,000 shares of Series C 10% cumulative Convertible Preferred Stock and 325,000 Warrants was declared effective. The Series C Preferred Stock is convertible into shares of the Company's Common Stock based on a value of $10.00 for each Preferred share and $.6875 for the Common.

      (b)     Stock issued to officers

                     The Company has a stock  incentive plan for officers of the
              Company, under which up to 150,000 shares of the Company's stock may be granted. In 1994, the Company issued 150,000 shares of common stock to an officer in lieu of compensation and in 1995 the Company issued 34,000 shares.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




      (c)     Stock Issued for Acquisitions

                     On August 1,  1994 the  Company  reached  an  agreement  in principle to acquire the outstanding common stock of Leisure Life, Inc. In exchange for acquiring all the common stock of Leisure Life, the Company issued 1,500,000 shares of its common stock to the owners of Leisure Life, with 400,000 of those shares being issued subject to certain performance requirements being met by Leisure Life.

                     In November  1995 the former owner of Leisure Life returned
              400,000 shares of stock to the Company and in March 1996 returned 200,000 shares due to unmet performance requirements.

      (d)     Warrants and Options

                     A summary of activity  related to  warrants  and options to purchase Company common stock is as follows:

                                                                      Warrants and               Price
                                                                         Options               Per Share
                                                                      ------------             ---------
         Balance, January 1, 1993                                        3,450,687           $  .34 - 1.00
         Expired                                                          (564,717)                    .34
                                                                        ----------
         Balance, December 31, 1993                                      2,885,970              .34 - 1.00
         Expired                                                          (450,000)             .80 - 1.00
         Reissued                                                          200,000                     .34 (i)
         Reissued                                                           94,500                     .34 (ii)
         Issued to Williams                                             16,274,754              .34 - 1.00 (iii)
         Exercised by Williams                                          (4,117,647)                    .34 (iv)
         Issued to Directors                                                10,000                     .44 (v)
         Issued to Employees                                               840,000               .40 - .80 (vi)
                                                                        ----------
         Balance, December 31, 1994                                     15,737,577              .34 - 1.00
         Issued to employees                                               295,000             .625 -.6875 (vii)
         Williams options adjusted                                      (1,046,234)             .50 - 1.00 (viii)
         Issued - public offering                                          373,750                    1.00 (ix)
         Issued to Directors                                                10,000                     .66 (x)
                                                                        ----------
         Balance, December 31, 1995                                     15,370,093           $  .34 - 1.00

         (i) Warrants originally issued to Roadmaster in 1990. Transferred to Acrodyne under the Exchange Agreement, expired and reissued.

         (ii) Warrants originally issued to Equitex in connection with the Company's private placement. Transferred to Acrodyne, expired and reissued.

         (iii)Warrants issued to Williams as consideration for loans to Ajay Leisure as part of a joint venture implementation agreement dated May 1994.

         (iv) Exercised and applied proceeds ($1,400,000) against debt.

         (v)  Director stock options of which 3,333 have vested.

         (vi) Employee stock options of which 499,584 shares have vested.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

         (vii)    Employee stock options of which 45,000 shares have vested.

         (viii) Warrants referred by Williams as consideration for early loan payoff.

         (ix)     Public offering of 7/26/95.

         (x)      Director stock options of which none have vested.


      (e)     Private Placements

                  In 1994, the Company issued to related parties, via private placement, 2,941,177 shares of common stock and received proceeds of $1,000,000. The Company also issued 4,117,647 shares of common stock to a related party in exchange for a reduction of debt totaling $1,400,000.

9.    MAJOR CUSTOMERS

              The Company operates in two lines of business, the manufacture and distribution of sports equipment and in outdoor leisure furniture. The Company's customers are principally in the retail sales market. The Company performs ongoing credit evaluations of its customers' financial conditions and does not generally require collateral.

              Sales to customers which represent over 10% of the Company's net sales are as follows:

                                         Year  ended  December 31,
         Customer                  1995           1994             1993
         --------                  ----           ----             ----

              A                     36%             41%             32%

              B                       *               *             12%


      * Amounts are less than 10% of net sales.

              As a result of acquisitions made by the Company during 1994 and 1995, sales to Customer A are expected to be less than 10% of consolidated net sales for 1996.

10.     BUSINESS SEGMENT REPORTING

              The relative contributions to net sales, operating profit and identifiable assets of the Company's two industry segments for the year ended December 31, 1995 are as follows (in thousands):

                                                                          Golf and
                                                   Furniture             Billiards         Consolidated
                                                   ---------             ---------         ------------
        Sales                                         $1,414               $17,314              $18,728
        Operating profit/(loss)                         (591)                  781                  190
        Assets                                         2,041                16,445               18,486
        Depreciation/Amortization                         82                   137                  219
        Capital Expenditures                             130                   106                  236


                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

11.     SPALDING LICENSE AGREEMENT

              Ajay has a license from Spalding Sports Worldwide to utilize the Spalding trademark in conjunction with the sale and distribution of golf bags, golf gloves, hand pulled golf carts and certain other golf accessories in the United States. As consideration for this license, Ajay is required to pay royalties to Spalding based on a percentage of sales, subject to annual minimums of $500,000 for the year ended June 30, 1995, and $550,000 for the years ended June 30, 1996 through June 30, 1998. The current agreement expires June 30, 1998. Other conditions of the agreement require the Company to expend 2% of sales under the agreement on advertising and related costs, with 1% remitted to Spalding. The Company must also maintain a current ratio of 1.0 to 1.0. Approximately 53% of the Company's 1995 and 61% of 1994 sales were Spalding products.

              Royalty expense due Spalding was $484,000, $494,000, and $702,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

12.     LEASES

              Future  aggregate  minimum  lease  payments  under   noncancelable
        operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

                           1996                                          $   766
                           1997                                              623
                           1998                                              469
                           1999                                              452
                           2000                                              448
                           2001 and thereafter                               170
                                                                         -------
                                                                          $2,928


                  Total rental expense (in thousands) under operating leases (net of sublease rental income from an affiliate of $13, $8 and $38, respectively) was $627, $556 and $409 for the years ended December 31, 1995, 1994 and 1993, respectively.

13.      NET  (LOSS) PER COMMON SHARE

                  Earnings or loss per share has been computed by dividing net income or loss, after reduction for preferred stock dividends in 1995 ($136,000), 1994 ($202,000) and 1993 ($236,000) by the weighted average number of common shares outstanding. No exercise of warrants outstanding was assumed in 1995, 1994, or 1993, since any exercise of warrants would be antidilutive.

14.      SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest was $762,157, $607,000, and $633,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

         Noncash financing and investing transactions were as follows:

         . During 1993, 50,000 shares of the Company's common stock valued at $29,500 were issued to an officer of the Company. This was recorded in accrued expenses at December 31, 1992.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

         . During 1994, 150,000 shares of the Company's common stock were issued to an officer of the Company in lieu of wages.

         . In exchange for acquiring in 1994 all of the common stock of Leisure Life, Inc. the Company issued 1,500,000 shares of its common stock to the owner of Leisure Life. In November, 1995 the former owner of Leisure Life surrendered 400,000 shares of the Company's common stock and in March, 1996 surrendered 200,000 shares of the Company's common stock due to unmet performance requirements.

         . During 1994, 4,117,647 shares of the Company's common stock were issued to a related party in exchange for a reduction in debt totaling $1,400,000.

         . In 1995 11,210 preferred stock shares were converted into 163,055 shares of common stock.

         .    During 1995 the Company issued common stock to the following:

                           Issued to                                    Shares
                           ---------                                    ------
                           Employees                                      12,000
                           Fund acquisitions                             895,054
                           Affiliate in lieu of payment for services     100,000
                           Officer in lieu of bonus                       34,000

15.      CONTINGENCIES

              The Company is subject to certain claims in the normal course of business which management intends to vigorously contest. The outcomes of these claims are not expected to have a material adverse affect on the Company's consolidated financial position or results of operations.

                                                                   Schedule VIII

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                  Years ended December 31, 1995, 1994, and 1993
                             (Amounts in Thousands)

                                                   Balance          Charged to                                   Balance
                                                  beginning         costs and         Deductions                 at end
                                                   expenses          expenses         (describe)                of period
                                                  ---------         ----------        ----------                ---------
Reserve for Product Warranty:

    Year ended:

      December 31, 1995                              $   139          $   198             $   201 (1)           $   136
      December 31, 1994                                  112              276                 249                   139
      December 31, 1993                                  105              360                 353                   112



Allowance for Doubtful Receivables:

    Year ended:

      December 31, 1995                              $   101          $   330             $   144 (2)           $   287
      December 31, 1994                                  230               62                 191                   101
      December 31, 1993                                  150              159                  79                   230


Reserve for Inventory Obsolescence:

    Year ended:

      December 31, 1995                              $   430          $   378             $   424                 $ 384
      December 31, 1994                                  160              430                 160                   430
      December 31, 1993                                  150               87                  77                   160

Notes:

(1)  Represents amounts paid for product warranty claims.

(2)  Represents amounts charged off as uncollectible.