Form 10-Q
period 1996-03-31
LBO CAPITAL CORP
filed 1996-05-14
CIK 753557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                      Commission File No.
March 31, 1996                                                     33-19107


                                LBO Capital Corp.
             (Exact name of Registrant as Specified in its Charter)

Colorado                                                        38-2780733
(State or Other Jurisdiction                                 (IRS Employer
 of Incorporation or Organization)                     Identification No.)




7001 Orchard Lake Road, Suite 424
West Bloomfield MI                                            48322-3608
(Address of Principal Executive Offices)                      (Zip Code)


                                 (810) 851-5651
               (Registrant's Telephone Number Including Area Code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X      No

As of May 10, 1996 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

                                LBO CAPITAL CORP.

                Form 10-Q Filing of Quarter Ended March 31, 1996

                                      INDEX
                                                                            Page
                                                                          Number

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Balance Sheets
           March 31, 1996 (Unaudited) and December 31, 1995                  3

         Statements of Operations (Unaudited)
           Three months ended March 31, 1996 and 1995                        4

         Statements of Cash Flows (Unaudited)
           Three months ended March 31, 1996 and 1995                        5

         Notes to Financial Statements (Unaudited)                         6-7

Item 2.  Management's Discussion and Analysis of Financial
           Statements (Unaudited)                                            7

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    8

           Financial Statements of Ajay Sports, Inc.
           as of March 31, 1996                                            9-x


           Signature Page                                                    x


Note: No other information is included in answer to any item under Part 11 as those other Items are either not applicable, or if applicable, the answer is negative.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

LBO CAPITAL CORP.
BALANCE SHEETS


                                            (Unaudited)
                                              March 31,          December 31,
                                                1996               1995

ASSETS
Current Assets:
  Cash and Equivalents                    $        93        $        78
  Marketable Securities Avail. for Sale        30,065              8,000
  Prepaid Expenses                                 71                173
                                             --------           --------

    Total Current Assets                       30,229              8,251
                                             --------           --------

TOTAL ASSETS                              $    30,229        $     8,251
                                             ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts Payable                        $     2,779        $     4,414
  Accounts Payable - Related Entities           3,850              2,620
  Notes Payable - Other                       131,051             99,801
  Notes Payable - Bank                        325,000            325,000
  Accrued Expenses and Taxes                    6,292              3,510
                                             --------           --------
    Total Current Liabilities                 468,972            435,345

Stockholders' Equity
  Common Stock, $.0001 par value;
    Authorized 100,000,000 Shares;
    Issued and Outstanding 12,100,000 shrs      1,210              1,210
  Additional Paid-In Capital                  623,094            623,094
  Unrealized Gain(Loss) on Avail. for Sale       (877)              (702)
  Accumulated Deficit                      (1,062,171)        (1,050,696)
                                           -----------         ----------
    Total Stockholders' Deficit              (438,744)          (427,094)
                                           -----------         ----------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT $    30,229        $     8,251
                                           ===========         ==========

                  See notes to financial statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                               LBO CAPITAL CORP.
                            STATEMENTS OF OPERATIONS



                                             For the Three Months Ended March
                                                  1996            1995



REVENUES:                                  $       -0-    $         -0-

EXPENSES:
     Professional Services                         146              237
     Management Fees                             1,230            1,850
     Depreciation & Amortization Expense           -0-            1,658
     Interest Expense                           10,059            8,989
     Other Expenses                                214              463
                                             ---------      -----------
         Total Expenses                         11,649           13,196
                                             ---------      -----------
Income (Loss) Before Income Taxes              (11,649)         (13,196)

Income Tax Expense (Benefit):
     Currently Payable                             -0-              -0-
                                             -----------    ------------
      Net Income (Loss)                    $   (11,649)   $     (13,196)
                                             ===========    ============
       Net Income (Loss) per Share         $     (.00)    $       (.00)
                                             ===========    ============
       Weighted Average Number of Common
          Shares Outstanding                  12,100,000      12,100,000
                                             ===========    ============















                       See notes to financial statements.

PART I.  FINANCIAL INFORMATION

                               LBO CAPITAL CORP.
                                   CASH FLOWS


                                                   (Unaudited)
                                                     March 31,      March 31,
                                                       1996           1995

Cash Flows for Operating Activities:
Net Loss                                          $  (11,649)    $  (13,196)
                                                     -------        -------
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Depreciation and Amortization                        -0-          1,658
Changes in Assets and Liabilities:
  (Increase) Decrease in:
    Prepaid Expenses and Deposits                        102            (31)
  (Decrease) Increase in:
    Accounts Payable                                  (1,636)        (1,345)
    Accounts Payable - Related Entities                1,230          1,850
    Accrued Expenses and Taxes                         2,783          8,915
                                                     -------        -------
        Total Adjustments                              2,479         11,046


Net Cash (Used for) Operations                        (9,170)        (2,150)


Cash (Used for) Investing Activities
  Marketable Securities Available for Sale           (22,065)           -0-
                                                     -------         ------
                                                     (22,065)           -0-

Cash Flows from Financing Activities:
  Payments on Notes Payable - Related Entity             -0-         (6,277)
  Proceeds on Notes Payable                           31,250          7,700
                                                     -------        -------
     Net Cash Provided by Financing Activities        31,250          1,423
                                                     -------        -------
Net Increase (Decrease) in Cash                           15           (727)

Cash and Cash Equivalents:
  At Beginning of Period                                  78            811
                                                     -------        -------
  At End of Period                               $        93    $        83
                                                      ======        =======
Supplemental Disclosures of Cash Flow Information
  Interest Paid                                  $     7,276    $       324
                                                      ======        =======




                       See notes to financial statements

                                LBO CAPITAL CORP
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements of LBO Capital Corp. ("the Company") have been prepared by the Company without audit by independent accountants, except for the balance sheet at December 31, 1995. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report 10-K. The results for the three month periods ended March 31, 1996 are not necessarily indicative of future financial results.

NOTE 2.  INVESTMENTS.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

    (a) Material Changes in Financial Condition

     Working capital decreased by $11,649 in the three month period ended March 31, 1996 due to the net loss of $11,649 for the three months ended March 31, 1996.

    (b) Results of Operations

     Registrant's operations for the three months ended March 31, 1996 resulted in a loss of $11,649. This was due mainly to interest expense of $10,059.

Liquidity and Capital Resources

     The Registrant is currently meeting its cash needs from borrowing from a company. There is no assurance that this will continue in future years. The Registrant's principal asset is its investment in marketable securities of Ajay which it has held for over four years. These shares are carried at a zero value on the Registrant's Balance Sheet as a result of recording the Registrant's equity in net losses of Ajay. The market value of Ajay stock on March 31, 1996 as listed in the NASDAQ Small-Cap Issues was $0.6250 per share. The approximate market value of the Registrant's 1,480,000 shares was $925,000 on that date. The Registrant also owns 9,341 shares of Enercorp, Inc. common stock. These shares are carried at their fair market value of $3.3125 per share at March 31, 1996, which is $877 below cost. These shares could be liquidated to meet cash flow needs if necessary.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

          Pursuant to the provisions of Reg. ss. 210.3-09 of Regulation S-X, the Registrant is required to file separate financial statements of its equity basis investee Ajay, which financial statements for March 31, 1996 are filed herewith.

(b)      Reports on Form 8-K.

         None

                                LBO CAPITAL CORP.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 1996


                                 Signature Page




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  LBO CAPITAL CORP.
                                                   (Registrant)


                                             By  s\Thomas W. Itin
                                               -----------------------
                                               Thomas W. Itin, President,
                                               Chairman of Board of Directors


                                             By  s\Frances B. Bucholz
                                                -----------------------
                                               Frances B. Bucholz, Controller


         Date signed:  May 13, 1996

Item 1.       FINANCIAL STATEMENTS

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                            March 31, 1996               December 31,
                                                                                (Unaudited)                  1995
ASSETS

Current assets:
   Cash and cash equivalents                                                       $   189                    $   362
   Trade accounts receivable, net                                                    6,265                      5,196
   Inventories                                                                       9,090                      8,909
   Prepaid expenses and other current assets                                           626                        365
   Deferred tax benefit                                                                102                        102
                                                                                    ------                     ------

   Total current assets                                                             16,389                     14,934

Fixed assets, net                                                                    1,933                      1,888
Other assets                                                                           364                        236
Deferred tax benefit                                                                   223                        106
Goodwill                                                                             1,313                      1,322
                                                                                    ------                     ------

        Total assets                                                               $20,105                    $18,486
                                                                                    ======                     ======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable to bank                                                            $ 7,788                    $ 5,793
   Current portion of capital lease                                                      7                          6
   Accounts payable                                                                  2,218                      2,181
   Accrued expenses                                                                    505                        631
                                                                                    ------                     ------

        Total current liabilities                                                   10,518                      8,611

Note payable  - long term                                                            5,128                      5,111

Stockholders' equity:
   Preferred stock, 10,000,000 shares authorized
        Series B, $0.01 par value, 12,500 shares
        outstanding at liquidation value                                             1,250                      1,250
        Series C, $10.00 par value, 313,290 and 313,790 shares
        outstanding at stated value, respectively                                    3,133                      3,138
   Common stock, $.01 par value, 50,000,000
        shares authorized, 23,345,018 and
        23,337,746 shares outstanding, respectively                                    234                        234
   Additional paid-in capital                                                        9,129                      9,123
   Accumulated deficit                                                              (9,287)                    (8,981)
                                                                                    ------                     ------

        Total stockholders' equity                                                   4,459                      4,764
                                                                                    ------                     ------

        Total liabilities and stockholders' equity                                 $20,105                    $18,486
                                                                                    ======                     ======

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                  Three Months
                                                                                                  Ended March 31,
                                                                                              1996             1995
                                                                                            -------------------------
Net sales                                                                                   $6,262             $5,454

Cost of sales                                                                                5,133              4,362
                                                                                             -----              -----

            Gross profit                                                                     1,129              1,092

Selling, general and
  administrative expenses                                                                    1,192                752
                                                                                             -----              -----

            Operating income (loss)                                                            (63)               340

Non-operating (income) expense:
   Interest expense, net                                                                       279                185
   Other, net                                                                                    2                ---
                                                                                             -----              -----

   Total non-operating expense                                                                 281                185
                                                                                             -----              -----

Income (loss) before income taxes                                                             (344)               155

Income tax expense (benefit)                                                                  (117)               ---
                                                                                             -----              -----


Net income (loss)                                                                            $(227)            $  155
                                                                                            ======             ======


Income (loss) per common share outstanding*                                                 $ (.01)           $   .01
                                                                                            ======             ======

Income (loss) per common share & equivalents                                                $ (.01)           $   .00
                                                                                            ======             ======
outstanding**

Weighted average common shares outstanding                                                  23,345             22,546
                                                                                            ======             ======

Weighted average common and common
  equivalents outstanding                                                                   36,600             32,629
                                                                                            ======             ======


* Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common shares outstanding.

** Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common share and common share equivalents outstanding.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                 Three Months
                                                                                                Ended March 31,
                                                                                              1996              1995
                                                                                             ------------------------
Cash flows from operating activities:
   Net income (loss)                                                                        $ (227)          $    155
Adjustments to reconcile to net cash
provided by operating activities:
      Depreciation and amortization                                                            119                 52
      Adjustment to retained earnings                                                            -                  5
Change in assets [(increase)/decrease] and liabilities [increase/(decrease)]:
     Trade accounts receivable, net                                                         (1,069)            (2,112)
     Inventories                                                                              (181)               308
     Prepaid expenses and other current assets                                                (261)               (38)
     Other assets                                                                             (128)                11
     Deferred tax benefits                                                                    (117)
     Accounts payable                                                                           38                162
     Accrued expenses                                                                         (126)                33
                                                                                            ------             ------

            Net cash used in
            operating activities                                                            (1,952)            (1,424)
                                                                                            ------             ------

Cash flows from investing activities:
   Purchase of property, plant, equipment                                                     (155)               (64)

            Net cash used in
            investing activities                                                              (155)               (64)
                                                                                            ------             ------

Cash flows from financing activities:
   Net change in bank loan                                                                   2,012                (15)
     Net change in note payable to affiliate                                                     -              1,420
   Preferred stock conversion                                                                    1
   Dividends                                                                                   (79)
             Net cash provided by
             financing activities                                                            1,934              1,405
                                                                                            ------             ------

Net decrease in cash and cash equivalents                                                     (173)               (83)
Cash and cash equivalents at beginning of period                                               362                105
                                                                                            ------             ------

Cash and cash equivalents at end of period                                                  $  189           $     22
                                                                                            ======             ======

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                                   $  263           $    185
                                                                                            ======             ======

   Cash paid for income tax                                                                    ---                ---
                                                                                            ======             ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.       BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 1996 and the results of operations for the three-month periods ended March 31, 1996 and 1995 and the cash flows for the same three-month periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


Note 2.       INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:

                                                                   March 31,    December 31,
                                                                       1996         1995


Raw Materials                                                        $5,460       $4,608
Work in Process                                                         959        1,014
Finished Goods                                                        2,671        3,287
                                                                     ------       ------

                                                                     $9,090       $8,909
                                                                     ======       ======

Note 3.       LIQUIDITY

As part of the Company's loan agreement with the United States National Bank of Oregon ("U. S. Bank") the Company is required to maintain a minimum tangible net worth of $2,000,000 and a ratio of liabilities to tangible net worth of not greater than 4.5 to 1. On April 3, 1996 U. S. Bank approved a temporary waiver (through May 1996) to increase the ratio of liabilities to tangible net worth to not greater than 6.0 to 1. The ratios for January, February and March were 4.91,
5.25 and 5.18 respectively. The ratios increased as a result of goodwill generated from two 4th quarter acquisitions.


Note 4.       BUSINESS SEGMENT REPORTING

The relative contributions to net sales, operating profit and identifiable assets of the Company's two industry segments for the quarter ended March 31, 1996 (unaudited) are as follows (in thousands):


                                                                 Quarter Ended March 31, 1996
                                                     Furniture             Golf                  Consolidated
Net sales                                                960            5,302                       6,262
Operating income/(loss)                                   30              (93)                        (63)
Total assets                                           2,207           17,898                      20,105
Depreciation/amortization                                 31               88                         119
Capital expenditures                                       8              147                         155

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION - At March 31, 1996 the Company had working capital of $5,871,000, as compared with $6,324,000 at December 31, 1995. The ratio of current assets to current liabilities at March 31, 1996 was 1.6 to 1, compared to 1.7 at December 31, 1995. Working capital was primarily used to finance seasonal growth in accounts receivable.

At March 31, 1996 the Company had increased its short term borrowings by $1,995,000 since December 31, 1995. This was primarily due to the first quarter operating loss and seasonal increases in accounts receivable $1,069,000, inventories $181,000 and other current assets $205,000.

LIQUIDITY - At March 31, 1996 Ajay had $12,788,000 outstanding under its $13,500,000 loan agreement with U. S. Bank. The seasonal nature of the Company's sales creates fluctuating cash flow. The peak seasonal period has historically been from February through May. The Company believes its line is sufficient to finance its needs for 1996.

RESULTS OF OPERATIONS - During the quarter ended March 31, 1996 the Company had net sales of $6,262,000 compared to $5,454,000 for the same period in 1995. The overall sales increase of 15% was a result of the increase in sales in the furniture business. The golf business has had a slower start due to timing in customer order placement. It is expected that volume will increase throughout the balance of the year more than offsetting the slow first quarter.

Gross profit for the three months ended March 31, 1996 was 18% of net sales, compared to 20% for the same period in 1995. This resulted from the Company selling, at low margins, slow moving inventory obtained in connection with its 4th quarter acquisitions.

Selling, general and administrative expenses expressed as a percentage of sales were 19.0% for the first quarter of 1996, versus 13.8% for 1995. Contributing to this was the acquisition in the 4th quarter of 1995 of Palm Springs Golf whose business runs at an SG&A rate nearly twice that of the balance of the Company's business.

Operating loss for the first quarter of 1996 was $63,000 compared to operating income of $340,000 for the first quarter of 1995. This is due primarily to a timing variance in customer orders and a loss at the recently acquired Palm Springs Golf subsidiary.

Interest expense increased $94,000 in the first quarter of 1996 compared to the first quarter of 1995 as a result of higher debt to finance the needs of two 4th quarter acquisitions, offset by a lower rate that the Company paid on its bank lines in the first quarter of 1996 versus the same period of 1995.

As a result of the above, the net loss for the first quarter ending March 31, 1996 was $227,000, compared to net income of $155,000 for the same period last year.