Form 10-Q
period 1996-09-30
LBO CAPITAL CORP
filed 1996-11-14
CIK 753557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                      Commission File No.
September 30, 1996                                               33-19107
--------------------                                            ----------

                                LBO Capital Corp.
             (Exact name of Registrant as Specified in its Charter)

Colorado                                                          38-2780733
---------------------------                                  ------------------
(State or Other Jurisdiction                                    (IRS Employer
 of Incorporation or Organization)                          Identification No.)




7001 Orchard Lake Road, Suite 424
West Bloomfield MI                                                  48322-3608
---------------------------------------                           -------------
(Address of Principal Executive Offices)                            (Zip Code)


                                 (810) 851-5651
               (Registrant's Telephone Number Including Area Code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of November 8, 1996 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

                                LBO CAPITAL CORP.

              Form 10-Q Filing of Quarter Ended September 30, 1996

                                      INDEX
                                                                          Page
                                                                         Number
                                                                       ---------
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Balance Sheets
           September 30, 1996 (Unaudited) and December 31, 1995               3

         Statements of Operations (Unaudited)
           Nine months ended September 30, 1996 and 1995                      4

         Statements of Cash Flows (Unaudited)
           Nine months ended September 30, 1996 and 1995                      5

         Notes to Financial Statements (Unaudited)                          6-7

Item 2.  Management's Discussion and Analysis of Financial
           Statements (Unaudited)                                             7

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     8

           Financial Statements of Ajay Sports, Inc.
             as of September 30, 1996                                       9-x


         Signature Page                                                       x


Note:      No other  information is included in answer to any item under Part 11 as those other Items are either not applicable, or if applicable, the answer is negative.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                               LBO CAPITAL CORP.
                                 BALANCE SHEETS


                                                (Unaudited)
                                               September 30,      December 31,
                                                    1996               1995
                                               ------------       -------------
                                 ASSETS
Current Assets:
  Cash and Equivalents                          $       132        $        78
  Marketable Securities - Available for Sale         28,765              8,000
  Prepaid Expenses                                    - 0 -                173
                                                 ----------         ----------
    Total Current Assets                             28,897              8,251



TOTAL ASSETS                                    $    28,897        $     8,251
                                                 ==========         ==========

            LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts Payable                              $       780        $     4,414
  Accounts Payable - Related Entities                 5,320              2,620
  Notes Payable - Other                             165,701             99,801
  Notes Payable - Bank                              325,000            325,000
  Accrued Expenses and Taxes                         14,202              3,510
                                                 ----------         ----------
    Total Current Liabilities                       511,003            435,345

Stockholders' Equity
  Common Stock, $.0001 par value;
    Authorized 100,000,000 Shares;
    Issued and Outstanding 12,100,000 shares          1,210              1,210
  Additional Paid-In Capital                        623,094            623,094
  Unrealized Gain(Loss) on Available for Sale       (19,632)              (702)
  Accumulated Deficit                            (1,086,779)        (1,050,696)
                                                 -----------        -----------
    Total Stockholders' Deficit                    (482,106)          (427,094)
                                                 -----------        -----------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT       $    28,897        $     8,251
                                                 ===========        ===========

                       See notes to financial statements.

                               LBO CAPITAL CORP.
                            STATEMENTS OF OPERATIONS



                                   For the Three Months Ended September 30,   For the Nine Months Ended September 30,
                                              1996              1995                   1996               1995
                                          ---------         ---------               ---------        -----------

REVENUES:                                $      -0-      $        -0-            $      -0-        $        -0-

EXPENSES:
     Professional Services                      224            (3,217)                  143             (2,806)
     Management Fees                            750               923                 2,700              4,013
     Depreciation & Amortization Expense        -0-             1,581                   -0-              4,742
     Interest Expense                        11,437            10,926                32,502             29,555
     Other Expenses                              46               249                   737                948
                                          ----------       -----------             ---------         -----------
         Total Expenses                      12,457            10,462                36,082             36,453
                                          ----------       -----------             ---------         -----------
Income (Loss) Before Income Taxes           (12,457)          (10,462)              (36,082)           (36,453)

Income Tax Expense (Benefit):
     Currently Payable                          -0-               -0-                   -0-                 -0-
                                          ----------       -----------            ----------         -----------
      Net Income (Loss)                  $  (12,457)     $    (10,462)           $  (36,082)       $    (36,453)
                                          ==========       ===========            ==========         ===========
       Net Income (Loss) per Share       $     (.00)      $      (.00)           $     (.00)       $       (.00)
                                          ==========       ===========            ==========         ===========
       Weighted Average Number of Common
          Shares Outstanding              12,100,000        12,100,000         12,100,000       12,100,000
                                         ===========       ===========        ===========      ===========



                       See notes to financial statements.

                               LBO CAPITAL CORP.
                                   CASH FLOWS


                                               (Unaudited)
                                             September 30,        September 30,
                                                  1996                 1995
                                             -------------       --------------
Cash Flows for Operating Activities:
Net Loss                                   $      (36,082)      $      (36,453)
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Depreciation and Amortization                     -0-                4,742
Changes in Assets and Liabilities:
  (Increase) Decrease in:
    Prepaid Expenses and Deposits                     173                   38
  (Decrease) Increase in:
    Accounts Payable                               (3,635)             (16,771)
    Accounts Payable - Related Entities             2,700                 (504)
    Accrued Expenses and Taxes                     10,692              (20,399)
                                              -------------       -------------
        Total Adjustments                           9,930              (32,894)
                                              -------------       -------------

Net Cash (Used for) Operations                    (26,152)             (69,347)


Cash (Used for) Investing Activities
  Marketable Securities Available for Sale        (39,694)                 -0-
                                              -------------       -------------
                                                  (39,694)                 -0-

Cash Flows from Financing Activities:
  Proceeds (Payments) on Notes Payable-Related
         Entity                                       -0-               (5,953)
  Proceeds on Notes Payable - Bank                    -0-              325,000
  Proceeds (Payments) on Notes Payable             65,900             (250,499)
                                              -------------        ------------
    Net Cash Provided by Financing Activities      65,900               68,548
                                              -------------        ------------
Net Increase (Decrease) in Cash                        54                 (799)

Cash and Cash Equivalents:
  At Beginning of Period                               78                  811
                                               ------------         -----------
  At End of Period                            $       132          $        12
                                               ============         ===========
Supplemental Disclosures of Cash Flow Information:
  Interest Paid                               $    21,810          $    50,278
                                               ============         ===========





                       See notes to financial statements.

                                LBO CAPITAL CORP
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements of LBO Capital Corp. ("the Company") have been prepared by the Company without audit by independent accountants, except for the balance sheet at December 31, 1995. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 1996 and December 31, 1995, and the results of operations and cash flows for the nine month periods ended September 30, 1996 and 1995.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report 10-K. The results for the nine month periods ended September 30, 1996 are not necessarily indicative of future financial results.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

  (a) Material Changes in Financial Condition

     Working  capital  decreased  by  $55,012  in the nine  month  period  ended
September 30, 1996 due to the net loss of $36,082 for the nine months ended September 30, 1996 and loss on the fair market value of stock of $18,930.

     On September 22, 1996, the note payable of $325,000 to Michigan National Bank matured. Michigan National Bank extended the maturity date until November 22, 1996.

         (b) Results of Operations

     Registrant's operations for the nine months ended September 30, 1996 resulted in a loss of $36,082. This was due mainly to interest expense of $32,502.

Liquidity and Capital Resources

     The Registrant is currently meeting its cash needs from borrowing from a company. There is no assurance that this will continue in future years. The Registrant's principal asset is its investment in marketable securities of Ajay which it has held for over seven years. These shares are carried at a zero value on the Registrant's Balance Sheet as a result of recording the Registrant's equity in net losses of Ajay. The market value of Ajay stock on September 30,
1996 as listed in the NASDAQ Small-Cap Issues was $0.3750 per share. The approximate market value of the Registrant's 1,480,000 shares and 200,000 warrants were $562,000 on that date. The Registrant also owns 15,341 shares of Enercorp, Inc. common stock. These shares are carried at their fair market value of $1.8750 per share at September 30, 1996, which is $19,632 below cost. These shares could be liquidated to meet cash flow needs if necessary.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

     Pursuant to the provisions of Reg. @ 210.3-09 of Regulation S-X, the Registrant is required to file separate financial statements of its equity basis investee Ajay, which financial statements for September 30, 1996 are filed herewith.

(b)      Reports on Form 8-K.

         None

                                LBO CAPITAL CORP.

                                    FORM 10-Q

                      For the Quarter Ended September, 1996


                                 Signature Page




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 LBO CAPITAL CORP.
                                                   (Registrant)


                                              By  s\Thomas W. Itin
                                                 ------------------------------
                                                 Thomas W. Itin, President,
                                                 Chairman of Board of Directors



                                              By  s\Frances B. Bucholz
                                                  -----------------------------
                                                 Frances B. Bucholz, Controller


         Date signed:  November 13, 1996

Item 1.           FINANCIAL STATEMENTS

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  September 30, 1996                   December 31,
                                                                          (Unaudited)                          1995
ASSETS
Current assets:
   Cash and cash equivalents                                                $    239                       $    362
   Trade accounts receivable, net                                              4,603                          5,196
   Inventories                                                                 8,206                          8,909
   Prepaid expenses and other current assets                                     540                            365
   Deferred tax benefit                                                          363                            102
                                                                             -------                        -------

            Total current assets                                              13,951                         14,934

Fixed assets, net                                                              1,884                          1,888
Other assets                                                                     397                            236
Deferred tax benefit                                                             223                            106
Goodwill                                                                       1,597                          1,322
                                                                             -------                        -------

            Total assets                                                    $ 18,052                       $ 18,486
                                                                             =======                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                                                     $  5,407                       $  5,793
   Note payable to affiliate                                                     560                              -
   Current portion of capital lease                                                9                              6
   Accounts payable                                                            2,538                          2,181
   Accrued expenses                                                              594                            631
                                                                             -------                        -------

            Total current liabilities                                          9,108                          8,611

Note payable - long term                                                       5,099                          5,111
Long term portion of capital lease                                                17                             --

Stockholders' equity:
   Preferred stock, 10,000,000 shares authorized,
            Series B, $0.01 par value,12,500 shares out at liquidation value   1,250                     1,250
            Series C, $10.00 par value, 296,170 and 313,790 shares
            outstanding at stated value, respectively                          2,962                          3,138
   Common stock, $.01 par value 50,000,000 shares authorized, 23,274,039 and
            23,337,746 shares outstanding, respectively                          233                            234
   Additional paid-in capital                                                  9,313                          9,123
   Accumulated deficit                                                        (9,930)                        (8,981)
                                                                             -------                        -------
            Total stockholders' equity                                         3,828                          4,764
                                                                             -------                        -------

            Total liabilities and stockholders' equity                      $ 18,052                       $ 18,486
                                                                             =======                        =======

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     Three Months                        Nine Months
                                                                  Ended September 30,                Ended September 30,
                                                                   1996         1995                  1996         1995
                                                                   ----         ----                  ----         ----

Net sales                                                         $ 4,730      $ 3,437               $19,317      $13,376

Cost of sales                                                       4,022        2,926                15,824       10,858
                                                                    -----        -----                ------       ------

            Gross profit                                              708          511                 3,493        2,518

Selling, general and
  administrative expenses                                           1,253          670                 3,711        2,118
                                                                    -----        -----                ------       ------

            Operating income (loss)                                  (545)        (159)                 (218)         400

Non-operating (income) expense:
   Interest expense, net                                              263          167                   840          564
   Other, net                                                          14           14                    19           12
                                                                    -----        -----                ------       ------

   Total non-operating expense                                        277          181                   859          576
                                                                    -----        -----                ------       ------

Income (loss) before income taxes                                    (822)        (340)               (1,077)        (176)

Income tax expense (benefit)                                         (280)         ---                  (360)         ---
                                                                    -----        -----                ------       ------

Net income (loss)                                                 $  (542)     $  (340)              $  (717)     $  (176)
                                                                    =====        =====                ======       ======

Income (loss) per common share outstanding*                       $  (.03)$    $  (.01)              $  (.04)     $  (.01)
                                                                    =====        =====                ======       ======


Income (loss) per common share & equivalents                      $  (.03)$    $  (.01)              $  (.04)     $  (.01)
                                                                    =====        =====                ======       ======
outstanding**

Weighted average common shares outstanding                         23,257      22,687                23,264       22,687
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

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           (IN THOUSANDS), (UNAUDITED)

                                                                                               Nine Months
                                                                                               Ended September 30,
                                                                                               1996            1995

Cash flows from operating activities:
   Net income (loss)                                                                      $  (717)          $  (176)
   Adjustments to reconcile to net cash
   provided by operating activities:
            Loss on sale of assets                                                              -                 1
            Depreciation and amortization                                                     286               142
   Change in assets [(increase)/decrease] and liabilities [increase/(decrease)]:
            Trade accounts receivable, net                                                    592            (1,923)
            Inventories                                                                       703               530
            Prepaid expenses and other current assets                                        (192)             (162)
            Investments                                                                         -               (74)
            Other assets                                                                     (162)              (10)
            Deferred tax benefits                                                            (360)                -
            Accounts payable                                                                  356              (196)
            Accrued expenses                                                                  (19)                1
            Goodwill                                                                         (300)                -
                                                                                          -------           -------
            Net cash used in
            operating activities                                                              187            (1,867)
                                                                                          -------           -------

Cash flows from investing activities:
   Purchase of property, plant, equipment                                                    (194)              (99)
     Disposition of fixed assets                                                              (64)                6
                                                                                          -------           -------
            Net cash used in
            investing activities                                                             (258)              (93)
                                                                                          -------           -------

Cash flows from financing activities:
   Net change in bank loan                                                                   (396)            4,705
   Net change in note payable to affiliate                                                    560            (5,370)
   Issuance of preferred shares                                                                 -             2,731
   Preferred stock conversion                                                                  12                -
   Dividends                                                                                 (228)             (58)
                                                                                          -------           -------

            Net cash provided by
            financing activities                                                              (52)            2,008
                                                                                          -------           -------

Net increase in cash and cash equivalents                                                    (123)               48
Cash and cash equivalents at beginning of period                                              362               105
                                                                                          -------           -------

Cash and cash equivalents at end of period                                                $   239           $   153
                                                                                          =======           =======

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                                 $   881           $   570
                                                                                          =======           =======

   Cash paid for income tax                                                                     -                 -
                                                                                          =======           =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 1996 and the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 and the cash flows for the same nine-month periods.

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


Note 2.  INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:


                                                 September 30,                        December 31,
                                                          1996                                1995

        Raw Materials                                   $4,559                            $  4,608
        Work in Process                                    846                               1,014
        Finished Goods                                   2,801                               3,287
                                                        ------                              ------

                                                        $8,206                            $  8,909
                                                        ======                               =====

Note 3.           LIQUIDITY

The Company's loan agreement with the United States National Bank of Oregon ("U.
S. Bank") has been renewed as of July 31, 1996 and is subject to a future review date of May 31,1997. The renewal includes an increase in the tangible net worth minimum covenant from $2.0 million to $2.5 million. Additionally, the debt leverage ratio maximum was increased from 4.5 to 5.5 for 1996 and 6.0 for 1997. At September 30, 1996 the Company's tangible net worth was $2,111,000 and the debt leverage ratio was 6.74. During the quarter the Company has made use of a significant amount of liquidity as a result of funding additional needs for its October 1995 acquisition, Palm Springs Golf, Inc. Since the acquisition the Company has invested $1.8 million to reposition Palm Springs Golf for the 1997 product year. This is expected to increase through March 1997. The Company has taken the position of investing in the future by totally closing out all old products and shifting to totally new products for future growth and profitability. This has had a short term adverse effect on profitability for 1996 and requires additional funds for the transition to growth and profitability. In this effort the Company has strengthened its market position and created, through new product development, a multi-faceted line of golf clubs and golf bags unique to Palm Springs Golf, Inc. This will be the most innovative and expanded line of bags in the history of Palm Springs Golf. The new golf club line incorporates the latest features and technology including oversize woods and irons and titanium clubs. The line is totally new and is expected to be very strong in the marketplace. Additionally, the Company has added golf accessory and golf cart lines to Palm Springs' product offerings for 1997, thus creating a broad lines supplier. In support of this effort, Ajay has also upgraded its production capacity in its Mexicali plant for both club manufacturing and bag manufacturing. This will support the expected sales increases for the 1997 product year. To support the present transition to growth and profitability and to provide financing for its short and long-term needs, the Company is presently working on a plan to raise additional capital and debt. The Company anticipates additional funds will be available by the end of 1996. The Company had increased debt of $560,000 as a result of notes to affiliates.


Note 4.           BUSINESS SEGMENT REPORTING

The relative contributions to net sales, operating profit and identifiable assets of the Company's two industry segments for the quarter and nine months ended September 30, 1996 (unaudited) are as follows (in thousands):

                                 Quarter Ended                               Nine Months Ended
                                 September 30, 1996                          September 30, 1996
                                 Furniture       Golf      Consolidated   Furniture    Golf       Consolidated
Net Sales                            $ 178    $ 4,552           $ 4,730       $1,901    $17,416         $19,317
Operating Profit/(Loss)               (237)      (308)             (545)        (175)       (43)           (218)
Total Assets                         1,695     16,357            18,052        1,695     16,357          18,052
Depreciation/Amortization               21         36                57           75        211             286
Capital Expenditures                     2         31                33           11        183             194

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION - At September 30, 1996 the Company had working capital of $4,843,000 as compared with $6,324,000 at December 31, 1995. The ratio of current assets to current liabilities at September 30, 1996 was 1.5 to 1, compared to 1.7 at December 31, 1995.

At September 30, 1996 the Company had decreased its short term borrowings by $386,000 since December 31, 1995.

LIQUIDITY - At September 30, 1996 the Company had $10,407,000 outstanding under its $13,500,000 loan agreement with U. S. Bank. The seasonal nature of the Company's sales creates fluctuating cash flow. With the October 1995 acquisition of Palm Springs Golf, Inc. the Company has undertaken an effort to discontinue existing products within Palm Springs Golf's lines and replaced them with all new product for 1997. This has had an adverse impact on Palm Springs Golf's earnings for 1996 and additional demands for working capital. The effort will result in a complete new line-up for golf clubs, golf bags, gloves and two additional lines not heretofore carried, those being golf accessories and golf carts. All of this is targeted to provide the off-course specialty golf shop market with one source purchasing. The off course golf specialty sporting goods market is believed to be four times the size of the mass market. The company has expanded its golf bag and golf club production facilities to accommodate anticipated additional volume for 1997. This effort has resulted in an increased cash use at Palm Springs Golf of $1.8 million and is expected to continue through March 1997. To provide for the additional short and long-term cash needs and to improve liquidity, the Company is working on a plan to raise additional capital and debt but it is uncertain if this can be concluded by year end 1996.

RESULTS OF OPERATIONS - During the quarter ended September 30, 1996 the Company had net sales of $4,730,000, compared to $3,437,000 for the same period in 1995. For the nine-month period sales were $19,317,000 compared to $13,376,000 for the same period in 1995. The overall sales increase respectively of 38% and 44% was a result of the two fourth quarter 1995 acquisitions and respectively a 23% and 26% increase in sales on existing operations.

Gross profit for the three months ended September 30, 1996 was 15% of net sales, compared to 15% for the same period in 1995. Gross profit for the nine-month period was 18.1% in 1996 and 18.8% in 1995. The decrease in margin is attributed to the acquisition of Palm Springs Golf in October 1995 and the subsequent inclusion of its results for the nine-month period in 1996.

Selling, general and administrative expenses expressed as a percentage of sales were 26.5% for the third quarter of 1996, versus 20% for 1995. SG&A for the nine-month period was 19.2% of sales in 1996 and 15.8% in 1995. The percentage increase is due to a soft furniture sales quarter and the inclusion of Palm Springs Golf's financial results in the 1996 periods. They were not part of the Company in the same periods of 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


Operating loss for the third quarter of 1996 was $545,000 compared to an operating loss of $159,000 for the third quarter of 1995. The operating loss for the nine-month period was $218,000 which compares to an operating profit of $400,000 for the same period of 1995. The increased operating loss is attributable to the inclusion of Palm Springs Golf.

Interest expense increased $96,000 in the third quarter of 1996 compared to the third quarter of 1995 as a result of higher debt to finance the needs of two 4th quarter acquisitions, offset by a lower rate that the Company paid on its bank lines in the third quarter of 1996 versus the same period of 1995.

As a result of the above, the net loss for the third quarter ending September 30, 1996 was $542,000 compared to net loss of $340,000 for the same period last year.

PART II.  OTHER INFORMATION



Item 5. In October 1996 the billiards line was discontinued and the inventory was sold to a third party. Billiard sales aggregated less than 3% of annual sales.


Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

               a) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

               b)  Exhibit #27:   Financial Data Schedule