Form 10-K
period 1996-12-31
LBO CAPITAL CORP
filed 1997-04-15
CIK 753557

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

December 31, 1996                                                33-19107
---------------------------                             ---------------------
(For the fiscal year ended)                             (Commission File No.)

                                LBO CAPITAL CORP.
             (Exact name of Registrant as specified in its charter)

Colorado                                                        38-2780733
---------------------------------------------    ------------------------------
(State or other jurisdiction of organization)   (I.R.S. Employer Identification
                                                                        Number)

7001 Orchard Lake Road, Suite 424
West Bloomfield, MI                                               48322
----------------------------------------                       ------------
(Address of principal executive offices)                       (Zip Code)

               Registrant's telephone number, including area code:
                                 (810) 851-5651

          Securities registered pursuant to Section 12 (b) of the Act:

                                      None

          Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock, $.0001 Par Value
                         ------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: Yes X No

     As of December 31, 1996, a total of 12,100,000 shares of common stock, $.0001 par value, were outstanding and the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $230,611 based on the average of the bid and asked prices on that date ($ .055) as reported by The National Quotation Bureau, Inc.

                                LBO CAPITAL CORP.
                                    FORM 10-K

                                     PART 1
ITEM 1.           BUSINESS

General
-------
     LBO Capital Corp. (the "Registrant") was organized under the laws of the State of Colorado on October 8, 1987. The Registrant was formed based on the belief of its management that there are business opportunities that, for one or more reasons, are available for acquisition by the Registrant.

     On March 15, 1988, the Registrant completed a public offering of 3,000,000 Units, each Unit consisting of one share of its common stock, one Callable Class A Warrant, one Callable Class B Warrant and one Callable Class C Warrant. The Warrants are detachable from the Units and may be traded separately in the over-the-counter market. Each Class A Warrant entitles the holder thereof to purchase at a price of $0.50, one share of Common Stock at any time until February 26, 1989. Each Class B Warrant entitled the holder thereof to purchase at a price of $0.75 one share of Common Stock at any time until August 26, 1989. Each Class C Warrant entitled the holder thereof to purchase at a price of $1.00, one share of Common Stock at any time until February 26, 1990. The expiration dates of these warrants were subsequently extended by the Board of Directors to expire on various dates, the latest being July 25, 1997. A Form 8-K was filed on June 20, 1996 reporting this extension. The Registrant received net proceeds of approximately $474,300 after payment of all costs of the offering.

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

ACQUISITION OF ASSETS
---------------------
Ajay Sports, Inc.
-----------------
     On April 3, 1989 LBO acquired an aggregate of 1,880,000 shares of the restricted common stock of Ajay Sports, Inc. ("Ajay") for a total cash purchase price of $182,000.

     In 1991, the Registrant pledged 400,000 shares of Ajay to a bank as collateral for $300,000 in loans to Hendricks. On July 1, 1991, this bank declared the loan in default and foreclosed on the shares.

     The 1,480,000 and 200,000 warrants owned by the Registrant represented 6.00% of the total shares of Ajay common stock outstanding as of December 31, 1996 and December 31, 1995. The decrease is the result of new shares issued.

     Ajay's Common Stock ("AJAY"), Units ("AJAYU") and Warrants ("AJAYW") have been traded over-the-counter since 1989 and are reported by the National Quotation Service. The following table sets forth the range of high and low bid quotes for the common stock:


                               BID                             ASK
                              -----                            -----
                         HI            LOW                HI           LOW
1996                  -------       -------            ------        ------
-----
First Quarter         $  .72        $  .38             $  .75        $  .44
Second Quarter        $  .69        $  .38             $  .75        $  .44
Third Quarter         $  .44        $  .31             $  .50        $  .38
Fourth Quarter        $  .38        $  .25             $  .44        $  .28


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

     Business Ajay Sports, Inc., through its operating subsidiaries Ajay Leisure Products, Inc., Palm Springs Golf and Leisure Life, Inc., is a leading manufacturer and distributor of golf bags, clubs, carts, accessories and casual living furniture throughout the United States.

Enercorp, Inc.
--------------
     On November 21, 1994, the Registrant bought 2,667 shares of Enercorp, Inc. for $8,702. During 1996, the Registrant bought 12,674 additional shares of Enercorp, Inc. for $39,694.

     Enercorp, Inc. is a business development company under the Investment Company Act of 1940, as amended.

Competition
-----------
     The Registrant expects to encounter substantial competition in its efforts to locate businesses for acquisition. The primary competition for desirable business acquisitions is expected to come from other small companies organized and funded for purposes similar to the Registrant, small venture capital partnerships and corporations, small business investment companies and wealthy individuals. Should the Registrant elect to engage in a leveraged buyout acquisition, competition may also be anticipated from investment bankers. Many of these entities have significantly greater experience, resources and managerial capabilities than the Registrant and are therefore in a better position than the Registrant to obtain access to businesses.

Employees
---------
As of December 31, 1996, the Registrant had no employees.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Registrant's shareholders during the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock
------------
     The principal market on which the Registrant's common stock, $.0001 par value, on traded is the over-the-counter market.

     Prices for the Common Stock have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau since March 15, 1988. The range of the bid and ask quotations for the Registrant's Common Stock during the quarters ended on the dates listed below is as follows:

                                   Bid*                          Ask*
                                  -----                         -----
                              HI          LOW              HI           LOW
                            -------       -----           -------      -------
1995
-----
First Quarter               $  .03          $  .02           $  .08    $  .06
Second Quarter              $  .03          $  .02           $  .08    $  .06
Third Quarter               $  .03          $  .03           $  .08    $  .08
Fourth Quarter              $  .03          $  .03           $  .08    $  .08

1996
-----
First Quarter               $  .03          $  .03           $  .08    $  .07
Second Quarter              $  .03          $  .03           $  .08    $  .06
Third Quarter               $  .03          $  .03           $  .08    $  .08
Fourth Quarter              $  .03          $  .03           $  .08    $  .08

     On December 31, 1996, the bid reported for the Common Stock was $ .03* and the ask price was $.08*.

     As of December 31, 1996, the number of record holders of the Registrant's Common Stock was 1,030. This figure excludes an undetermined number of shareholders whose shares are held in "street" or "nominee" name.

     The Registrant has never paid a dividend with respect to its Common Stock and does not intend to pay a dividend in the foreseeable future.

Units
-----
     Prices for the Units have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau since March 15, 1988. The range of the bid and ask quotations for the Registrant's Units during the quarters ended on the dates listed below is as follows:

                                         Bid*                   Ask*
                                        -----                  ------
                                   HI        LOW            HI          LOW
1995                           -------      -------     --------       -------
----
First Quarter                  $  .03        $  .02     $   .08          $  .06
Second Quarter                 $  .03        $  .02     $   .08          $  .06
Third Quarter                  $  .03        $  .03     $   .08          $  .08
Fourth Quarter                 $  .03        $  .03     $   .08          $  .08

1996
----
First Quarter                  $  .03        $  .03     $   .08          $  .07
Second Quarter                 $  .03        $  .03     $   .08          $  .06
Third Quarter                  $  .03        $  .03     $   .08          $  .08
Fourth Quarter                 $  .03        $  .03     $   .08          $  .08

     Each Unit consists of one share of the Registrant's Common Stock, one Callable Class A Warrant, one Callable Class B Warrant and one Callable Class C Warrant.

     On December 31, 1996, the bid and the ask prices reported for the Units were $ .03* and $ .08*, respectively.

Warrants
--------
     No ask or bid quotations were reported by the National Quotation Bureau, Inc. since December, 1989.

     *Prices are inter-dealer quotations as reported by the National Quotation Bureau, Inc., New York, New York, without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


ITEM 6.  SELECTED FINANCIAL DATA

                                                                               December 31

                                       1996              1995            1994           1993              1992
                                    ----------       ---------       ----------   -----------      -----------

Working Capital                     $(498,352)       $(427,094)      $(397,542)     $(353,982)      $(238,364)
Cash                                        78               78            811          11,912             577
Marketable Securities                   28,765            8,000                0             0               0
Notes Receivable                             0                0                0             0               0
Investments in
  operating companies                        0                0                0             0               0
Total Assets                            28,843            8,251            15,887       44,364          62,551
Total Liabilities                      527,195          435,345          407,106       375,570         282,780
Shareholders' Equity                 (498,352)        (427,094)        (391,219)     (331,206)       (220,229)




                                                                               December 31

                                       1996              1995             1994          1993             1992
                                     ----------       ---------       ----------   -----------      -----------

Total Operating Revenue                     $0               $0               $0            $0              $0
Total Operating  Exp.                   52,328           35,173           60,014       110,976          96,914
Net income (loss) before
   equity loss of affiliate           (52,328)         (35,173)         (60,014)     (110,976)        (96,914)
Equity in net loss of
   affiliated company                        0                0                0             0               0
Net income (loss)                     (52,328)         (35,173)          (60,014)    (110,976)        (96,914)
Net Income (loss)
  per common share                     (  .00)          (  .00)             (.00)         (.01)          (.01)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
--------------------------------
     Working capital at December 31, 1996 was decreased by $71,258 from the period ended December 31, 1995. This was mainly caused by a net loss of $52,328 and a decrease of $18,930 in the market value of securities available for sale.

     On December 2, 1996, the Registrant had a change in its borrowing arrangements. The Registrant borrowed $325,790 from Dearborn Wheels, Inc. to repay a note payable to Michigan National Bank. The loan is at prime plus 2% interest and is secured by all the intangible assets of the Registrant.


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

                  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

     The following table sets forth the name, address, age and position of each officer and director of the Registrant:

                                                                                Term
Name and Address              Age                    Position                   as Director
--------------------------   ----------              -------------------        -----------

Thomas W. Itin                      62               President and              Since
7001 Orchard Lake Rd.                                Chairman of the            Inception
West Bloomfield, MI  48322                           Board of Directors

Anthony B. Cashen                   60               Secretary,                 Since
RD 2 Box 203                                         Treasurer and              Inception
Ghent, NY 12075                                      Director

Robert W. Schwartz                  52               Director                   Since
120 DeFreest Drive                                                              March 28, 1991
Troy, NY  12180

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

     Thomas W. Itin. Mr. Itin has served as the Chairman and President of the Board of Directors of the Registrant since inception. Since 1967 Mr. Itin has also served as the Chairman of the Board and President of TWI International, Inc., West Bloomfield, Michigan, a firm engaged in providing consulting services for mergers, acquisitions, financial structuring, new ventures, private investments, joint ventures, asset management, export/import, training seminars and executive and professional searches. Mr. Itin is Chairman of the Board and President of Acrodyne Corporation. Mr. Itin also is Chairman of the Board of Directors of Ajay Sports, Inc. and Chairman of the Board of Directors and President of Williams Controls, Inc., both of which are publicly held companies. Mr. Itin was a co-founder of RDM Sports Group, Inc. (previously known as Roadmaster Industries, Inc.) in 1987 and served as a Director thereof from October 1987 until June 1993. From December 1987 until October 1993, Mr. Itin was an Officer and Director of CompuSonics Video Corporation. Mr. Itin received a BS degree from Cornell University in 1957 at which time he also attended the Graduate School of Business. He received his M.B.A. in 1959 from New York University, New York.

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

ITEM 11. EXECUTIVE COMPENSATION

     The Registrant reimburses its directors for expenses incurred by them in connection with business performed on the Registrant's behalf, including expenses incurred in attending meetings. In addition, directors receive a fee of $250 for each Board of Directors meeting attended. No such reimbursements were made for the period from January 1, 1990 to December 31, 1996. While none of the officers received any salary, such individuals are reimbursed for all accountable expenses incurred on behalf of the Registrant.

     See Item 13 - Certain Business Relationships and Related Transactions under Acrodyne Corporation for additional information.

     The Registrant has no defined benefit and actuarial plan providing for payments to employees upon retirement. The Registrant also has no plans for awarding stock options. No other compensation was paid to officers or directors of the Registrant from January 1, 1990 to December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains information as of March 31, 1997 with respect to beneficial ownership of the Registrant's Common stock by each person known by the Registrant to be the beneficial owner of more than five percent thereof, by the executive officers and directors of the Registrant and by all executive officers and directors of the Registrant as a group:

                                      Common Stock
                                      Beneficially                    Percent
                                      Owned (1)                       of Class
                                      ------------------              ---------
Thomas W. Itin                        7,407,073 (2)(3)(4)               54.9%

Anthony B. Cashen                       400,000 (4)                      3.3%

Robert W. Schwartz                      100,000 (4)                       .8%

Officers and Directors                7,907,073 (3)                     59.0%
as a group (3 persons)


James T. Emerson                        695,000                          5.7%
221 E. Colonial Drive
Orlando, FL  60605

     (1) Without giving effect to the exercise of outstanding Warrants except as noted in footnote 4 below.

     (2) These shares are held of record by entities of which Mr. Itin is either a principal or a beneficiary.

     (3) Includes 300,000 shares held by Mr. Itin's wife, Shirley B. Itin, either as beneficiary or custodian, of which Mr. Itin disclaims any beneficial ownership.

     (4) These shares include warrants granted on June 3, 1992 expiring December 4, 1997, to purchase one share of common stock per warrant for $.04. (Thomas W. Itin, 1,000,000, Anthony B. Cashen, 200,000, Robert W. Schwartz, 100,000)


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others.
----------------------------------------
     None of the Registrant's officers and directors devote their full time to the Registrant's affairs and such persons may be affiliated with other business entities and enterprises, some of which may be formed for similar purposes as the Registrant and thus be in direct competition with the Registrant. Such activities may result in such persons being exposed to conflicts of interests from time to time. The Registrant has adopted no conflict of interest policy with respect to such transactions. However, the officers and directors of the Registrant recognize their fiduciary obligation to treat the Registrant and its shareholders fairly in any such future activities.

Certain Business Relationships.
-------------------------------
     In the Registrant's last full fiscal year the Registrant made payments for property and services in excess of five percent of the Registrant's consolidated gross revenues to Acrodyne, a company whose Chairman, President and major stockholder of the Registrant. The Board of Directors of the Registrant has reviewed and approved the use of Acrodyne and has determined that the fees charged the Registrant by Acrodyne are as favorable as could be incurred by any other independent, third party business consultant. It is anticipated that the Registrant will continue to utilize Acrodyne in the future. The total sum which the Registrant paid Acrodyne for the year ended December 31, 1996 was $5,138 for the above mentioned consulting services and out-of-pocket travel expenses, staff time spent for accounting, record keeping, and utilities, but did not include fees for services of the Chairman.

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

     Pursuant to the provisions of Rule 3-09 of Regulation S-X, the Registrant is required to file separate audited financial statements of its equity basis investee, Ajay Sports, Inc. ("Ajay"). Ajay's audited financial statements for December 31, 1996 are filed within this report.

(a) (3)  Exhibits

     The  Articles  of   Incorporation   and  By-Laws  of  the  Corporation  are
incorporated by reference to the Registrant's Registration Statement on Form S-18, effective December 16, 1987.

(b)      Reports on Form 8-K.

     A Form 8-K was filed on June 20, 1996 regarding the extension of the expiration date of the Registrant's warrants from July 25, 1996 to July 25, 1997. A Form 8-K was filed on December 2, 1996 to extend the exercise period of the Registrant's warrants issued to its directors from December 4, 1996 to December 4, 1997.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                   LBO CAPITAL CORP.
                                                   (Registrant)




                                               By:  s\Thomas W. Itin
                                                  ------------------------
                                                   Thomas W. Itin,
                                                   President

                                               By:  s\Frances Bucholz
                                                  -------------------------
                                                   Frances Bucholz,CPA,
                                                   Controller

Date:  April 14, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the (date)

Signature                                            Title
---------------------                    ------------------------------

s\Thomas W. Itin                         Chairman of the Board of Directors,
---------------------
Thomas W. Itin                           Chief Executive Officer and President


s\Anthony B. Cashen                      Secretary, Treasurer and Director
---------------------
Anthony B. Cashen


s\Robert W. Schwartz                     Director
---------------------
Robert W. Schwartz

                                LBO CAPITAL CORP.







                                TABLE OF CONTENTS
                               -------------------
                                                                          Page
                                                                       ---------
Independent Auditor's Report

Financial Statements:

   Balance Sheets  ......................................................  F2

   Statements of Operations .............................................  F3

   Statements of Changes in Stockholders' Deficit .......................  F4

   Statements of Cash Flows .............................................  F5

Notes to Consolidated Financial Statements ..........................  F6-F10

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
LBO Capital Corp.

     We have audited the accompanying balance sheets of LBO Capital Corp. as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LBO Capital Corp. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.





Hirsch & Silberstein, P.C.

Farmington Hills,  Michigan
March 25, 1997


                                       F1

                                LBO CAPITAL CORP.
                                 BALANCE SHEETS
                        As of December 31, 1996 and 1995

ASSETS                                              1996                1995
                                              -------------       -------------

Current Assets
 Cash and Equivalents                         $         78        $        78
 Marketable Securities - Available for Sale         28,765              8,000
 Prepaid Expenses                                      -0-                173
                                              -------------       -------------

 Total Current Assets                               28,843              8,251

Equipment, Net of Accumulated Depreciation
  of $8,639 and $81,395 at December 31, 1996
  and 1995 respectively                                -0-                -0-

Other Assets
  Investments                                          -0-                -0-
                                              -------------       -------------

             Total Assets                    $      28,843        $     8,251
                                              =============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts Payable                           $       3,703        $     4,414
  Accounts Payable - Related Entities                  960              2,620
  Notes Payable - Other                            501,791             99,801
  Notes Payable - Bank                                 -0-            325,000
  Accrued Expenses and Taxes                        20,741              3,510
                                              --------------       ------------

   Total Current Liabilities                       527,195            435,345


Stockholders' Deficit
   Common Stock, $.0001 Par Value
     Authorized 100,000,000 Shares:
     Issued and Outstanding 12,100,000
     in 1996 and 1995                                1,210              1,210
   Additional Paid-In Capital                      623,094            623,094
   Unrealized (Loss) on Available for Sale
      Securities                                   (19,632)              (702)
   Accumulated Deficit                          (1,103,024)        (1,050,696)
                                              ---------------      ------------

   Total Stockholders' Deficit                    (498,352)          (427,094)
                                              ---------------      ------------

   Total Liabilities and Stockholders' Deficit      28,843              8,251
                                              ===============      ============


                     The accompanying notes are an integral
                        part of this financial statement

                                       F2

                                LBO CAPITAL CORP.
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995, and 1994



                                           1996           1995          1994
                                      -------------   ------------  ------------

Revenues                             $          -0-   $        -0- $        -0-
                                      -------------   ------------  ------------

Expenses
  Professional Services                       3,351        (15,834)      12,730
  Management Fees                             3,410          4,780        6,537
  Depreciation and Amortization                 -0-          6,323       16,453
  Interest Expenses                          44,651         38,629       29,133
  Other Expenses                                916          1,275        1,286
  (Gain) on Disposal of Fixed Assets            -0-            -0-       (6,125)
                                      -------------   ------------  ------------

    Total Expenses                           52,328         35,173       60,014
                                      -------------   ------------  ------------

Loss before Income Taxes                    (52,328)       (35,173)     (60,014)

Income Tax Expense                              -0-            -0-          -0-

                                      -------------   ------------  ------------

Net Loss                             $      (52,328)  $    (35,173) $   (60,014)
                                      =============    ============  ===========

Net Loss Per Share                   $        (0.00)  $      (0.00) $     (0.00)
                                      =============    ============  ===========

Weighted Average Number of               12,100,000     12,100,000   12,100,000
  Common Shares Outstanding           =============    ============  ===========





                     The accompanying notes are an integral
                        part of this financial statement

                                       F3



                                                                  LBO CAPITAL CORP.
                                                                  STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                              For the Years Ended December 31, 1996, 1995, and 1994

                                                                                           Unrealized
                                                                                           (Loss) on
                                                            Additional                     Available              Total
                                     Common Stock           Paid-In         Accumulated    For Sale           Stockholders'
                                 Shares       Amount        Capital         Deficit        Securities            Deficit
                                 ----------   --------      -----------     ------------   ------------      --------------


Balances at
       December 31, 1993          12,100,000     1,210        623,094         (955,509)            -0-            (331,205)

Net Loss for the Year
       Ended December 31, 1994          -0-         -0-            -0-         (60,014)            -0-             (60,014)
                                 ------------    --------   -----------     ------------      ---------          ----------
Balances at
       December 31, 1994          12,100,000   $  1,210   $   623,094    $  (1,015,523)      $     -0-          $ (391,219)

Net Loss for the Year
       Ended December 31, 1995          -0-          -0-          -0-          (35,173)           (702)            (35,875)
                                 ------------    --------   -----------     ------------      ---------          ----------
Balances at
       December 31, 1995           12,100,000  $   1,210   $   623,094   $  (1,050,696)      $    (702)         $ (427,094)

Net Loss for the Year
       Ended December 31, 1996            -0-         -0-          -0-         (52,328)        (18,930)             (71,258)
                                 ------------    ---------   -----------    -----------       ---------          ----------
Balances at
       December 31, 1996           12,100,000  $    1,210   $  623,094   $  (1,103,024)      $ (19,632)         $ (498,352)
                                 ============    ==========  ===========    ===========       =========          ==========








                                                                      The accompanying notes are an integral
                                                                         part of this financial statement

                                                                                        F4

                                LBO CAPITAL CORP.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995, and 1994


                                                1996                 1995            1994
                                            -------------      -------------     ------------


Cash Flow From Operating Activities
  Net Loss                                 $    (52,328)      $     (35,173)    $     (60,014)
                                            -------------      -------------      ------------
  Adjustment to Reconcile Net Loss to
   Net Cash Provided by (Used For)
   Operating Activities
    Depreciation and Amortization                    -0-              6,323             16,453
    Accounts Receivable - Other                      -0-                 -0-             9,625
    Prepaid Expenses and Deposits                   173                (122)                -0-
  (Decrease) Increase In:
    Accounts Payable                              (2,371)           (29,849)             2,908
    Accrued Expenses and Taxes                    17,231            (18,660)            22,642
                                            -------------      -------------      ------------
        Total Adjustments                         15,033            (42,308)            51,628
                                            -------------      -------------      ------------

        Net Cash Used For Operations             (37,295)           (77,481)            (8,386)
                                            -------------      -------------      ------------

Cash Used For Investing Activities
 Purchase of Marketable Securities               (39,695)                -0-            (8,702)
                                            -------------      -------------      ------------

        Net Cash Used For
          Investing Activities                   (39,695)                -0-            (8,702)
                                            -------------      -------------      ------------

Cash Provided by (Used For)  Financing
  Activities
 Payments on Notes - Related                         -0-             (5,953)          (343,647)
 Payments  on Notes -  Bank                     (325,000)                -0-          (342,066)
 Payments  on Notes - Other                          -0-           (242,299)                -0-
 Proceeds from Notes - Other                     401,990                 -0-           342,100
 Proceeds from Notes - Related                       -0-                 -0-           349,600
 Proceeds from Notes - Bank                          -0-            325,000                 -0-
                                            -------------      -------------      ------------

        Net Cash Provided By (Used For)
          Financing Activities                    76,990             76,748              5,987
                                            -------------      -------------      ------------

Decrease in Cash and Equivalents                       0               (733)           (11,101)

Cash and Equivalents at Beginning of Year             78                811             11,912
                                            -------------      -------------      ------------

Cash and Equivalents at End of Year        $          78      $          78     $          811
                                            =============      =============      =============


                     The accompanying notes are an integral
                        part of this financial statement

                                       F5

                                LBO CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
                        --------------------------------

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

       Equipment and Depreciation

          Equipment is stated at cost. Depreciation is computed for financial reporting purposes on a straight-line basis over an estimated life of 5 years. Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $0, $6,323 and $16,453 respectively. At December 31, 1995, the remaining computer equipment that was previously leased to an investee was determined to be obsolete and written off the books of the Company.

       Income Taxes

          At December 31, 1996, the Company has a net operating loss available for carryforward totaling approximately $845,329. The operating loss carryforward expires in various amounts by the year ended December 31, 2011.


                                       F6

       Net Loss Per Share

          Net  loss  per  share  is  computed  using  weighted   average  shares
     outstanding without giving effect to the common stock warrants, as the effect would be antidilutive.

Note 2. Marketable Securities

          The Company's marketable securities available for sale are recorded at fair market value.

                                                Market Value
                                  --------------------------------------------
                                  Investment       Per Share         Aggregate
         1996
         ----
         Enercorp, Inc.            $ 48,397          $ 1.875          $ 28,765

         1995
         ----
         Enercorp, Inc.            $  8,702          $ 1.875          $  8,000



Note 3.  Receivables

         Other

          In June 1994, the Registrant received payment from an insurance company for the theft of computer equipment in 1991 in the amount of $15,750, which resulted in a $6,125 gain on disposal of fixed assets.

Note 4. Investments

          On April 3, 1989, the Company acquired an aggregate of 1,880,000 restricted common shares of Ajay Sports, Inc. ("Ajay") for a total purchase price of $182,000. As a result of recording the Company's equity in net losses of Ajay, the carrying value of this investment is zero at December 31, 1996 and 1995. The Company also obtained 200,000 stock warrants of Ajay at that time. Each warrant enables the Company to purchase one share of Ajay common stock at $2.40 and was subsequently reduced to $.34 per share. These warrants expire June 13, 1999.

                                       F7

          In March 1991, the Company pledged 400,000 shares of its Ajay investment as security for bank loans to an acquisition candidate. On June, 1, 1991, the bank declared the loan in default and foreclosed on the shares.


          All of the Ajay shares are pledged as security for a note payable (see note 5).

          The stock of Ajay is traded over-the-counter and is reported by the National Quotation Service. The following table sets forth the range of high and low bid and ask quotations.


                              BID                            ASK
                       ------------------            -----------------------
                        HI          LOW                HI           LOW
                       -------    -------            -------       ---------
1996
----
First Quarter          $  .72     $  .38            $  .75           $  .44
Second Quarter         $  .69     $  .38            $  .75           $  .44
Third Quarter          $  .44     $  .31            $  .50           $  .38
Fourth Quarter         $  .38     $  .25            $  .44           $  .28

Note 5. Notes Payable - Other

     During 1996, the Company borrowed $401,990 from Dearborn Wheels, Inc. The proceeds were used to repay a note to the bank (see note 6) and to meet current operating needs.

     This note bears interest of prime plus 2%, matures on May 24, 1997 and is secured by all the assets of the Company.




Note 6. Note Payable - Bank

     On December 2, 1996, the Company borrowed $325,790 from Dearborn Wheels, Inc. to repay Michigan National Bank (see note 5).

                                       F8

Note 7. Capital Stock

     The Company completed a public offering on March 15, 1988 consisting of 3,000,000 units at $.20 each. Each unit consisted of one common share, one callable class A common stock purchase warrant,, one callable Class B common stock purchase warrant and one callable Class C common stock purchase warrant. Each Class A warrant entitles the warrant holder to purchase one share of common stock for $.50, each Class B warrant entitles the warrant holder to purchase one share of common stock for $.75, and each Class C common stock purchase warrant entitles the warrant holder to purchase one share of common for $1.00. The Class A, B and C warrants were originally exercisable within twelve, eighteen and twenty-four months respectively, from February 26, 1988. All warrants have been extended until July 25, 1997. As of December 31, 1996, no warrants had been exercised. The Company has the right to call any or all warrants at a redemption price of $.0001 per warrant.

     On June 3, 1992 the Company issued 3,000,000 shares of its common stock, valued at $.04 per share (fair market value on that date, per the National Quotation Bureau, Inc.), to an officer and director in exchange for a reduction of $120,000 in a note to a related company.

     The Company granted to its directors a total of 1,300,000 warrants, expiring December 4, 1997. Each warrant enables the owner to purchase one share of common stock for $.04 per share.

Note 8.  Management Fees

     The Company does not employ any personnel. Per a management fee agreement with Acrodyne Corporation, a related entity, the Company pays direct labor costs plus overhead for management services rendered.


                                       F9

Note 9.  Cash Flows Disclosure

     Interest and income taxes paid for the years ended December 31, 1996, 1995 and 1994 were as follows:

                    1996                       1995                      1994
                 ---------                 ---------                -----------

Interest         $ 27,420                  $  57,878               $     6,374
                  ========                  ========                ===========
Income Taxes     $    -0-                  $     -0-               $       -0-
                  ========                  ========                ===========

                                      F10

                           INDEPENDENT AUDITOR'S REPORT







Board of Directors
Ajay Sports, Inc. and Subsidiaries


      We have audited the accompanying consolidated balance sheets of Ajay Sports, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the related consolidated financial statement schedules listed in the index in Item 14 of this Form 10-K for each of the three years in the period ended December 31, 1996. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

      In our opinion, the financial statements and financial statement schedules referred to above present fairly, in all material respects, the financial position of Ajay Sports, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.






\s\Hirsch & Silberstein, P. C.
Hirsch & Silberstein, P.C.

Farmington Hills, Michigan
April 14, 1997

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        as of December 31, 1996 and 1995
                      (in thousands, except share amounts)

                                                      December 31, December 31,
                                                         1996         1995
                                                      -----------  -----------
ASSETS

Current assets:
    Cash                                            $         64 $        362
    Accounts receivable, net of allowance
      of $140 and $287, respectively                       5,274        5,196
    Inventories                                            7,957        8,909
    Prepaid expenses and other                               362          365
    Deferred tax benefit                                     363          102
                                                      -----------  -----------

         Total current assets                             14,020       14,934

Fixed assets, net                                          1,822        1,888
Other assets                                                 320          236
Deferred tax benefit                                         756          106
Goodwill                                                   1,709        1,322
                                                      -----------  -----------

         Total assets                               $     18,627 $     18,486
                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable to affiliates                     $        885 $         -0-
    Notes payable to banks                                 6,104        5,793
    Current portion of capital lease                           9            6
    Accounts payable                                       3,107        2,181
    Accrued expenses                                         567          631
                                                      -----------  -----------

         Total current liabilities                        10,672        8,611

Notes payable - long term                                  5,213        5,111

Stockholders' equity:
  Preferred stock - 10,000,000 shares authorized
   Series B, $0.01 par value, 12,500
     shares outstanding at liquidation value               1,250        1,250
   Series C, $10.00 par value, 296,170
     and 313,790 shares outstanding at
     stated value, respectively                            2,962        3,138
   Common stock, $0.01 par value, 100,000,000
     shares authorized, 23,274,039 and
     23,337,746 shares outstanding, respectively             233          234
     Additional paid-in capital                            9,313        9,123
     Accumulated deficit                                 (11,016)      (8,981)
                                                      -----------  -----------

         Total stockholders' equity                        2,742        4,764
                                                      -----------  -----------

Total liabilities and stockholders' equity          $     18,627 $     18,486
                                                      ===========  ===========



     The accompanying notes are an integral part of the consolidated financial statements.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
              for the years ended December 31, 1996, 1995 and 1994
                    (in thousands, except per share amounts)

                                                        Year Ended
                                         --------------------------------------
                                         December 31,  December 31, December 31,
                                            1996         1995          1994
                                           -----------   ----------   ----------
Operating data:
    Net sales                            $    24,341  $    18,728  $     12,899
    Cost of sales                             20,759       15,291        12,291
                                          -----------   ----------   -----------
      Gross profit                             3,582        3,437           608
    Selling, general and
     administrative expenses                   5,067        3,247         2,747
                                          -----------   ----------   -----------

    Operating income (loss)                   (1,485)         190        (2,139)
                                          -----------   ----------   -----------

Nonoperating income (expense):
    Interest expense - net                    (1,103)        (801)         (614)
    Gain (loss) on disposition of investment      -0-          -0-          (38)
    Other, net                                   (38)         (41)         (289)
                                          -----------   ----------   -----------

                                              (1,141)        (842)         (941)
                                          -----------   ----------   -----------

Income (loss) before income taxes             (2,626)        (652)       (3,080)

Income tax expense (benefit)                    (893)        (208)           -0-
                                          -----------   ----------   -----------

Net loss                                $     (1,733) $      (444) $     (3,080)
                                          ===========   ==========   ===========

Net loss per share                      $       (0.09) $     (0.03) $     (0.27)
                                           ===========   ==========  ===========

Weighted average common and common stock
    equivalent shares outstanding              23,242       22,722       12,218
                                           ===========   ==========  ===========






















     The accompanying notes are an integral part of the consolidated financial statements.

                                       AJAY SPORTS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
                               (in thousands, except shares)


                                  Preferred Stock      Common Stock     Add'l                    Total
                                  ---------------   ------------------  Paid-In    Accum     Stockholders'
                                  Shares  Amount    Shares     Amount   Capital   (Deficit)     Equity
                                  ------- ------    --------    ------  ---------- -------     ------------
Balance at January 1, 1994        29,500  $ 2,950   8,824,773   $ 88    $ 4,246  $ (5,321)    $  1,963
Common stock issued to fund
  acquisition                        -         -    1,500,000     15        685       -            700

Common stock issued in lieu of
  wages to officer                   -         -      150,000      2         50       -             52
Preferred stock converted into
  common stock                   (17,000)  (1,700)  5,000,040     50      1,650       -              -

Common stock issued to
  affiliate to reduce debt           -         -    4,117,647     41      1,359       -          1,400

Common stock sold to affiliate-      -         -    2,941,177     29        971       -          1,000

Net loss                             -         -        -        -        -      (3,080)        (3,080)
                                  -------   ------ ---------- ------ ---------- -------       ---------
Balances at December 31,1994      12,500    1,250  22,533,637    225      8,961  (8,401)          2,035

Common stock issued to ESOP          -         -       12,000     -           4      -                4

Stock issued to fund acquisition     -         -      895,054      9        572      -              581

Common stock issued to affiliate
  for acquisition services           -         -      100,000      1         37      -               38

Common stock issued in lieu of
  wages to officer                   -         -       34,000      1          9      -               10

Preferred stock public offering  325,000    3,250         -        -       (386)     -            2,864

Preferred stock converted into
  common stock                   (11,210)    (112)    163,055      2        110      -                            -

Common shares received as
  an acquisition cost adjustment    -          -     (400,000)    (4)      (184)     -           (188)

Dividends                           -          -          -        -        -      (136)         (136)

Net loss                            -          -          -        -        -      (444)         (444)
                                -------     ------ ---------- ------ ----------  -------  ------------
Balances at December 31, 1995    326,290    4,388  23,337,746    234      9,123  (8,981)        4,764

Common shares received as an
  acquisition incentive adjustent   -          -     (350,000)    (3)         4     -              -

Preferred stock converted into
  common stock                   (17,620)    (176)    256,293      2        174     -              -

Stock option exercise               -          -       30,000      -         12     -              12

Dividends                           -          -          -        -        -      (301)         (301)

Net loss                            -          -          -        -        -    (1,733)       (1,733)
                                -------    ------  ----------  ----- ---------- -------  ------------
Balances at December 31, 1996    308,670   $4,212  23,274,039  $ 233  $   9,313 $(11,015    $    2,742
                                 =======   ======  ========== ====== ========== =======   ============

    The accompanying notes are an integral part of the consolidated financial statements

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              for the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                                               1996      1995       1994
                                                           ---------  --------   --------
Cash flows from operating activities:

    Net loss                                            $   (1,733)$    (444) $  (3,080)
    Adjustments to reconcile to net cash flows
     from operating activities:
    Loss on sale of assets                                        6        -0-       162
    Depreciation and amortization                               366       219        129
    Stock issued to officer and employees                        -0-       -0-        52
    (Increase) decrease in accounts receivable, net             (78)   (3,496)       299
    (Increase) decrease in inventories                          952    (3,123)     1,662
    (Increase) in deferred tax benefits                        (911)     (208)        -0-
    (Increase) decrease in prepaid expenses                       3      (154)      (112)
    (Increase) decrease in other assets                         (84)      (66)        22
    Increase (decrease) in accounts payable                     945       852     (1,530)
    Increase (decrease) in accrued expenses                     (64)      141         18
    (Decrease) in due to affiliates                              -0-       -0-      (240)
                                                           ---------  --------   --------

      Net cash provided by (used in) operating activities      (598)   (6,279)    (2,618)
                                                           ---------  --------   --------

Cash flows from investing activities:

    Acquisitions of property plant and equipment               (276)     (787)      (115)
    Goodwill associated with acquisitions                      (387)   (1,329)        -0-
    Proceeds from sale of equipment                              -0-        5          4
    Disposal of equipment                                       (29)       -0-        -0-
    Proceeds from sale of investment                             -0-       -0-        86
                                                           ---------  --------   --------

      Net cash (used in) investing activities                  (692)   (2,111)       (25)
                                                           ---------  --------   --------

Cash flows from financing activities:
    Cash acquired in acquisitions                                -0-       -0-         2
    Proceeds from issuance of notes payable to affiliates       885        -0-     6,770
    Net increase (decrease) in bank notes payable               396    10,777     (5,026)
    Payments on notes payable - affiliate                        -0-   (5,369)        -0-
    Dividends paid                                             (301)      (58)        -0-
    Proceeds from preferred stock offering,
       net of related costs                                      -0-    2,864         -0-
    Stock issued in acquisitions                                 -0-      433         -0-
    Proceeds from private placements, net of related costs       -0-       -0-     1,000
    Stock options exercised                                      12        -0-        -0-
                                                           ---------  --------   --------

      Net cash provided by financing activities                 992     8,647      2,746
                                                           --------  --------   --------

Net increase (decrease) in cash                                (298)      257        103

Cash at beginning of period                                     362       105          2
                                                          ---------  --------    --------

Cash at end of period                                    $       64  $    362  $     105
                                                           =========  ========   ========



     The accompanying notes are an integral part of the consolidated financial statements.

                      AJAY SPORTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.    SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Ajay Sports, Inc. ("Sports") and its wholly-owned operating company subsidiaries, Ajay Leisure Products, Inc. ("Ajay"), Leisure Life, Inc. ("Leisure"), and Palm Springs Golf, Inc. ("Palm Springs"), collectively referred to herein as the "Company". The inventories and fixed assets purchased from Korex Corporation on October 2, 1995 have been merged with Ajay Leisure Products, Inc. All significant intercompany balances and transactions have been eliminated.

     INVENTORIES - Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.

     FIXED ASSETS - Fixed assets are stated at cost, less accumulated depreciation of $864,000 and $545,000 as of December 31, 1996 and 1995 respectively. Fixed assets of the Company consist primarily of machinery and equipment, office equipment, and a building. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from four to thirty-nine years.

     GOODWILL - The Company has recorded goodwill as a result of the acquisitions of Palm Springs and Korex. The goodwill is being amortized over forty years. Amortization expense related to the goodwill was $35,732 for the year ended December 31, 1996.

     OTHER ASSETS - Other assets at December 31, 1996 consists of patents and trademarks held and applied for by Leisure Life and Palm Springs (See Note
     8c) and a receivable from Korex at Ajay Leisure. Other assets at December 31, 1995 consists of patents and trademarks held and applied for by Leisure Life and Palm Springs.

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




2.    RELATED PARTY TRANSACTIONS

      The Company's related parties include the following:

      Roadmaster Industries, Inc. ("Roadmaster") - Prior to June 1989, all the Company's common stock was owned by Roadmaster and the companies had common investors. Roadmaster owned all of the Company's preferred stock prior to the consummation of the Exchange Agreement (described in Note 2
      (a) ).

      Equitex, Inc. ("Equitex") - Prior to the consummation of the Exchange Agreement, Equitex owned 189,000 shares of the Company's common stock and 1,100,000 warrants to purchase additional common stock. Additionally, prior to and at the time of executing the Exchange Agreement, the chairman of Roadmaster was the president of Equitex.

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

      Enercorp, Inc. - ("Enercorp") is a business development company engaged in the business of investing in and providing managerial assistance to developing companies. The Company's president, chief executive officer, chairman and principal shareholder is a major shareholder in Enercorp. Enercorp acquired 1,764,706 common shares on October 3, 1994. In 1995
      Enercorp acquired 2,000 shares of series C preferred stock. In 1995 Enercorp also received 100,000 shares of common stock for services rendered in connection with the Palm Springs acquisition.

     Williams Controls, Inc. - ("Williams") - Williams has the same chairman as the Company, which individual is a major shareholder of each company.

      (a)   Exchange Agreement

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

            Based upon completion of the Exchange Agreement in 1994 and refinancing of debt obligations, the Board of Directors of the Company approved a plan to, at the option of TICO or its assigns, convert the value of instruments transferred to TICO under the Exchange Agreement, in whole or in part, into Preferred Stock, which could be converted to Common Stock of the Company at a price $.34 per share. On October 3, 1994 the Company created a new class of Series B 8% Cumulative Convertible Preferred Stock and allowed for its exchange, on a share-for-share basis, with the Company's Series A Preferred Stock. On that same day, TICO notified the Company that it wished to exchange the 29,500 shares of Series A Preferred Stock for 29,500 shares of the newly issued Series B Preferred Stock, as was permitted under the Certificate of Designations of Rights and Preferences of the Series B Preferred Stock. On that same day, TICO notified the Company that it wished to convert 17,000 shares of its Series B Preferred Stock for 5,040,000 shares of the Common Stock of the Company, as the Series B Preferred Stock allows for a conversion rate of 1 share of Series B Preferred Stock for 294.12 shares of the Company's Common Stock.

      (b)   Other

            In 1994, Equitex earned a fee of $40,000 as a result of the extension of the revolving credit facility with the bank. As part of the Exchange Agreement this amount was transferred to TICO and paid in June, 1994.

            First Equity established a letter of credit on behalf of the Company in December, 1993, which was amended during 1994, totaling $271,200. This letter was established to purchase inventory. In addition, First Equity advanced the Company $250,000 during January, 1994 which was repaid in June, 1994.

            The Company has agreed to pay Williams 0.5% per annum of the outstanding U. S. Bank revolving loan balances on a quarterly basis in consideration for providing its guarantee of the revolving loan. This fee was $60,411 for the year ended December 31, 1996 and $18,083 for the year ended December 31, 1995.

            The Company's interest expense for Williams was $448,000 for the year ended December 31, 1995.

            In 1995 the Company issued  Enercorp  100,000 shares of common stock
            for  services   rendered  in   connection   with  the  Palm  Springs
            acquisition.

            During 1996 the Company borrowed from affiliated parties by issuing subordinated notes. As of 12/31/96, the Company owed $885,000 to the following affiliated parties:

                      First Equity Corporation, Joseph Giuffre (Former Chairman
of Palm Springs), Tony                                   Cashen (Company
Director), Enercorp, Clarence Yahn (Company Director).


3.    INVENTORIES

            Inventories consist of the following (in thousands):

                                      December 31,
                                      1996    1995

         Raw materials             $4,153   $4,608
         Work-in-progress             995    1,014
         Finished goods             2,809    3,287
                                    -----   ------

                  Total            $7,957   $8,909
                                    =====    =====


4.  INVESTMENT IN AND ADVANCES TO AFFILIATES

         A former officer of the Company is an officer of MacGregor, and MacGregor and the Company have common investors. During the year ended December 31, 1994 the Company sold its remaining 125,106 shares of MacGregor for $69,000, resulting in a loss of $38,000.

5.  DEBT

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

          The Williams loan was paid on July 25, 1995, when the Company entered into a Revolving Loan Agreement with United States National Bank of Oregon ("U. S. Bank") for a credit facility of up to $8,500,000. All of the Company's subsidiaries and Williams guaranteed payment of this credit facility and the Company and its subsidiaries pledged their inventory and receivables as collateral. The Revolving Loan is evidenced by demand notes, requires monthly interest only payments at the prime rate of U. S. Bank (currently 8.50% as of March 26, 1997) and will be reviewed on June 30, 1997. On October 2, 1995 the Company and U. S. Bank agreed to modifications to the Revolving Loan Agreement increasing the credit facility from $8,500,000 to $13,500,000. The Company was permitted to borrow up to $8,500,000 against 80% of eligible accounts receivable and 50% of eligible inventory and up to an additional $5,000,000 through its 2-year bulge loan facility. The increased facility provided the Company the funds necessary to acquire certain assets of both Korex Corporation and Palm Springs Golf Company, Inc. in early October, 1995. The Company is required to maintain a minimum tangible net worth of $2,500,000 and a debt leverage ratio of not greater than 6.0 to 1. The adverse operating results of Palm Springs Golf subsequent to its acquisition has used approximately $2.0 million of the Company's liquidity. This resulted in U. S. Bank advising the Company that the Company was in noncompliance with certain covenants under its loan agreement and the bank restricted the funds available to Ajay under the agreement. Ajay operated until February 12, 1997 on a revolver limit of $8.5 million. On February 12, 1997 U. S. Bank reduced the line to a $7.0 million maximum facility. The Company has continued to make all interest payments on time and has operated within the limit amounts contained in the old and new facility lines. This caused the Company to rely on extended credit terms from its venders and additional funds from affiliated parties. On April 14, 1997 U. S. Bank agreed to waive the existing default and restructure the line to its former $8.5 million limit although requiring a $500,000 term loan payment in June, less favorable formula borrowing rates and an increased interest rate. The restructured facility will terminate by June 30, 1997.

          The Company has worked with banks and other lending institutions in seeking sufficient asset based financing to cover its needs through 1998. The Company believes that it will be able to put new financing in place by June 30, 1997.


          The Company has agreed to pay Williams 0.5% per annum of the outstanding Revolving Loan balance on a quarterly basis in consideration for providing its guarantee of the Revolving Loan. Guarantee fees paid Williams were $60,411 in 1996 and $18,083 in 1995.

         The Company's U. S. Bank borrowings consisted of the following:

                                                  December 31,
                                            1996                 1995
    Revolving credit facility:
      Balance                        $11,103,844                 $10,792,706
      Interest rate                         8.25%                       8.25%
      Unused amount of facility       $2,396,156                 $ 2,707,294
      Average amount outstanding
        during the period             11,059,660                 $ 9,758,991
Weighted average interest
        rate                                8.25%                       8.72%
      Maximum amount outstanding
        during the period             13,481,108                 $10,936,687


         Outstanding commercial letters of credit totaled approximately $322,000 and $717,000 at December 31, 1996 and 1995 respectively.

         Other 12/31/96 borrowings consist of $885,000 from affiliated parties and a $195,609 real estate loan.

         Debt payments are as scheduled (in thousands):

                        1997             $16,580
                        1998                  22
                        1999                  22
                        2000                  22
                        2001                 172
                        2002 and thereafter    -

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

6.  INCOME TAXES

         As discussed in Note 2, the Company adopted SFAS No. 109 at the beginning of 1992. There was no cumulative effect of this accounting change and its adoption had no impact on 1992 net income.

         The actual income tax expense (benefit) differs from the statutory income tax expense (benefit) as follows (in thousands):

                                        Year   Ended   December 31,

                                          1996      1995       1994
                                         -----     ------    ------
    Statutory tax expense
      (benefit) at 34%                  $ (893)    $(208)   $(1,047)
    Utilization of net
      operating loss
      carry forward                          -         -          -
    Loss producing no current
      tax benefit                          896        208      1,047
                                         -----      -----    -------
                                      $    -      $    -     $     -
                                      ========    =======   =========


    The components of the net deferred tax asset/liability were as follows (in thousands):

                                                    December 31,
                                                  1996       1995
    Deferred tax asset,
     principally accrued
     expenses, reserves
     and loss carry forwards                      $ 3,274    $2,339
    Deferred tax liability,
      principally depreciation and amortization      (107)     (83)
    Valuation allowance                            (2,048)  (2,048)
                                                   ------    ------
   Net                                           $  1,119  $   208
                                                   ======   =======

            The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $987,000 of deferred tax assets will be realized. The remaining valuation allowance of $2,048,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The Company will continue to review this valuation allowance on a quarterly basis and make adjustments as appropriate.

            The Company had net operating loss carry forwards for Federal tax purposes of approximately $8,501,000 at December 31, 1996, which expire in varying amounts in the years 2006 through 2011. Operating loss carry forwards totaling $304,000, $4,735,000, $1,244,000 and $1,752,000 are available to offset future state taxable income of Sports, Ajay, Leisure Life and Palm Springs respectively, which expire in varying amounts in the years 2006 through 2011. Future changes in ownership as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards used in any one year.

7.  STOCKHOLDERS' EQUITY

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

                  Cumulative  dividends  are  payable on the Series C  Preferred
            Stock at any time through December 31, 1997 at an annual rate of $1.00 per share. The Warrants are redeemable by the Company at $0.5 per Warrant under certain conditions. The terms of these Warrants are identical to the Company's publicly-held Warrants to purchase Common Stock. The Company used the $2.8 million of net proceeds for inventory and accounts receivable financing and to acquire certain assets of Korex and Palm Springs.

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

                  Dividends on the Series C 10% Cumulative Convertible Preferred
            Stock have been paid through the fourth quarter of 1996. The dividend for the first quarter ended March 31, 1997 has not been declared. The Company has dedicated all available funds to support continuing operations of the Company until a new loan facility is in place.

    (b)     Stock issued to officers

                  The Company  has a stock  incentive  plan for  officers of the
            Company, under which up to 150,000 shares of the Company's stock may be granted annually. In 1994, the Company issued 150,000 shares of common stock to an officer in lieu of compensation and in 1995 the Company issued 34,000 shares. No stock was issued to officers under this plan in 1996.

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

                  In November  1995 the former  owner of Leisure  Life  returned
            400,000 shares of stock to the Company and in March 1996 returned 200,000 shares due to not achieving performance requirements. An additional 150,000 1996 performance incentive shares held in escrow since March 1996 were returned to the Company in April 1997.

    (d)     Warrants and Options

                  A summary of  activity  related  to  warrants  and  options to purchase Company common stock is as follows:
                                            Warrants and           Price
         Options        Per  Share
            Balance, January 1, 1994           2,885,970    $ .34 - 1.00
            Expired                             (450,000)     .80 - 1.00
            Reissued                             200,000      .34         (i)
            Reissued                              94,500      .34         (ii)
            Issued to Williams                16,274,754      .34 - 1.00 (iii)
            Exercised by Williams             (4,117,647)     .34         (iv)
            Issued to Directors                   10,000      .44          (v)
            Issued to Employees                  840,000      .40  - .80  (vi)
                                             -----------
            Balance, December 31, 1994        15,737,577      .34 - 1.00

            Issued to employees                  295,000      .625 - .6875(vii)
            Williams options adjusted         (1,046,234)     .50 - 1.00 (viii)

            Issued - public offering             373,750      1.00        (ix)
            Issued to Directors                   10,000       .66         (x)
                                           -------------
            Balance, December 31, 1995        15,370,093      .34 - 1.00

            Exercised by Employees               (30,000)     .40
            Issued to Directors                   10,000      .625         (xi)
            Issued to Employees                  700,000      .40         (xii)
            Issued for Acquisition               800,000      .75 - .90  (xiii)
            Expired                             (242,500)     .80 - 1.00
                                             -----------

            Balance, December 31, 1996        16,607,593    $ .34 - 1.00



          (I) Warrants originally issued to Roadmaster in 1990. Transferred to Acrodyne under the Exchange Agreement, expired and reissued.

         (ii) Warrants originally issued to Equitex in connection with the Company's private placement. Transferred to Acrodyne, expired and reissued.

        (iii) Warrants issued to Williams as consideration for loans to Ajay Leisure as part of a joint venture implementation agreement dated May 1994.

         (iv) Exercised and applied proceeds ($1,400,000) against debt.

          (v) Director stock options of which 6,667 have vested.

         (vi) Employee stock options of which 786,250 shares have vested.

        (vii) Employee stock options of which 147,500 shares have vested.

       (viii) Warrants returned by Williams as consideration for early loan payoff.

         (ix) Public offering of 7/26/95.

          (x) Director stock options of which 3,333 have vested.

         (xi) Director stock options of which none have vested.

        (xii) Employee stock options of which none have vested.

       (xiii) Issued to former shareholders of Palm Springs Golf Company, Inc., a business acquired by the Company in October 1995.

    (e)  Private Placements

            In 1994, the Company issued to related parties, via private placement, 2,941,177 shares of common stock and received proceeds of $1,000,000. The Company also issued 4,117,647 shares of common stock to a related party in exchange for a reduction of debt totaling $1,400,000.

8.  MAJOR CUSTOMERS

         The Company  operates in two lines of  business,  the  manufacture  and distribution of sports equipment and outdoor leisure furniture. The Company's customers are principally in the retail sales market. The Company performs ongoing credit evaluations of its customers' financial conditions and does not generally require collateral.

         Sales to customers which represent over 10% of the Company's net sales are as follows:

                         Year  ended  December 31,
      Customer             1996      1995       1994
         A                  29%       36%        41%
         B                  14%        *          *

      * Amounts are less than 10% of net sales.

9.    BUSINESS SEGMENT REPORTING

         The  relative   contributions  to  net  sales,   operating  profit  and
      identifiable assets of the Company's two industry segments for the year ended December 31, 1996 are as follows (in thousands):

                                Furniture      Golf  Corporate  Consolidated
                                ---------    ------- ---------  ------------
      Sales                       $2,701     $21,640        -      $24,341
      Operating profit/(loss)       (193)       (806)    (486)      (1,485)
      Assets                       2,512      15,983        -       18,495
      Depreciation/Amortization       98         268        -          366
      Capital Expenditures            63         213        -          276

10.   SPALDING LICENSE AGREEMENT

         Ajay has a license from Spalding Sports Worldwide to utilize the Spalding trademark in conjunction with the sale and distribution of golf bags, golf gloves, hand pulled golf carts and certain other golf accessories in the United States. As consideration for this license, Ajay is required to pay royalties to Spalding based on a percentage of sales, subject to annual minimums of $500,000 for the year ended June 30, 1995, and $550,000 for the years ended June 30, 1996 through June 30, 1998. The current agreement expires June 30, 1998. Other conditions of the agreement require the Company to expend 2% of sales under the agreement on advertising and related costs, with 1% remitted to Spalding. The Company must also maintain a current ratio of 1.0 to 1.0. Approximately 52% of the Company's 1996 and 53% of 1995 sales were Spalding products.

         Royalty expense due Spalding was $480,000, $484,000, and $494,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

11.   LEASES

         Future aggregate minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

                  1997                        $    703
                  1998                             550
                  1999                             527
                  2000                             499
                  2001                             298
                  2002 and thereafter              145
                                               -------
                                                $2,722


            Total rental expense (in thousands) under operating leases (net of sublease rental income from an affiliate of $8, $13 and $8, respectively) was $504, $627, and $556 for the years ended December 31, 1996, 1995 and 1994, respectively.

12.   NET  (LOSS) PER COMMON SHARE

            Earnings or loss per share has been computed by dividing net income or loss, after reduction for preferred stock dividends in 1996 ($301,000), in 1995 ($136,000) and 1994 ($202,000) by the weighted average number of common shares outstanding. No exercise of warrants outstanding was assumed in 1996, 1995, or 1994, since any exercise of warrants would be antidilutive.

13.   SUPPLEMENTAL CASH FLOW INFORMATION

            Cash paid for interest was $1,098,819, $762,157, and $607,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

      Non cash financing and investing transactions were as follows:

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

             During 1995 the Company issued common stock as follows:

                  Issued to                                       Shares
                  ---------                                      -------
                  Employees                                       12,000
                  Fund acquisitions                              895,054
                  Affiliate in lieu of payment for services      100,000
                  Officer in lieu of bonus                        34,000

             During 1996, 17,620  preferred  stock shares were  converted  into
            256,293 shares of common stock.

            In 1996 an employee exercised options to acquire 30,000 common shares.

14.   CONTINGENCIES

            The Company is subject to certain claims in the normal course of business which management intends to vigorously contest. The outcomes of these claims are not expected to have a material adverse affect on the Company's consolidated financial position or results of operations.

                                                                 Schedule VIII


                      AJAY SPORTS, INC. AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
                 Years ended December 31, 1996, 1995, and 1994
                            (Amounts in Thousands)




                                 Balance    Charged to                 Balance
                                beginning   costs and    Deductions     at end
                                 expenses    expenses    (describe)   of period

Reserve for Product Warranty:

   Year ended:

     December 31, 1996              $136       $203        $254   (1)    $  85
     December 31, 1995               139        198         201            136
     December 31, 1994               112        276         249            139


Allowance for Doubtful Receivables:

   Year ended:

     December 31, 1996               $287       $ 91        $238  (2)     $140
     December 31, 1995                101        330         144           287
     December 31, 1994                230         62         191           101


Reserve for Inventory Obsolescence:

   Year ended:

     December 31, 1996               $384       $498        $391           $491
     December 31, 1995                430        378         424            384
     December 31, 1994                160        430         160            430


Notes:

(1)  Represents amounts paid for product warranty claims.

(2)  Represents amounts charged off as uncollectible.

                                                                EXHIBIT   21.0





                               LISTING OF SUBSIDIARIES





               SUBSIDIARIES                           STATE OF INCORPORATION
               ------------                           ----------------------
               Ajay Leisure Products, Inc.               Delaware

               Leisure Life, Inc.                        Tennessee

               Palm Springs Golf, Inc.                   Colorado

                                                                   EXHIBIT 23.0




                          INDEPENDENT   AUDITORS'   CONSENT


     We consent to the incorporation by reference in the Registration Statements of Ajay Sports, Inc. and Subsidiaries on Form S-3 Registration No. 333-11365 and Form S-8 of our report dated April 14, 1997, appearing in this Annual Report on Form 10-K of Ajay Sports, Inc. and Subsidiaries for the year ended December 31, 1996.





\s\Hirsch & Silberstein, P.C.
----------------------------
Hirsch & Silberstein, P.C.
April 14, 1997