Form 10-Q
period 1997-03-31
LBO CAPITAL CORP
filed 1997-05-15
CIK 753557

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended                           Commission File No.
March 31, 1997                                  33-19107


                               LBO Capital Corp.
            (Exact name of Registrant as Specified in its Charter)

Colorado                                                            38-2780733
----------------------------------                        --------------------
(State or Other Jurisdiction                                     (IRS Employer
 of Incorporation or Organization)                         Identification No.)




7001 Orchard Lake Road, Suite 424
West Bloomfield MI                                                  48322-3608
---------------------------------------                    -------------------
(Address of Principal Executive Offices)                            (Zip Code)


                                (248) 851-5651
              (Registrant's Telephone Number Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes    X      No

As of May 1, 1997 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

                           LBO CAPITAL CORP.

               Form 10-Q Filing of Quarter Ended March 31, 1997

                                     INDEX
                                                                          Page
                                                                        Number

Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Balance Sheets
               March 31, 1997 (Unaudited) and December 31, 1996              3

            Statements of Operations (Unaudited)
               Three months ended March 31, 1997 and 1996                    4

            Statements of Cash Flows (Unaudited)
               Three months ended March 31, 1997 and 1996                    5

            Notes to Financial Statements (Unaudited)                      6-7

Item 2.     Management's  Discussion  and  Analysis  of  Financial
            Statements (Unaudited)                                           7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 8

            Financial Statements of Ajay Sports, Inc.
            as of March 31, 1997                                           9-x


            Signature Page                                                   x


Note: No other information is included in answer to any item under Part 11 as those other Items are either not applicable, or if applicable, the answer is negative.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                   LBO CAPITAL CORP.
                                     BALANCE SHEETS


                                                      (Unaudited)
                                                      March 31,             December 31,
                                                        1997                     1996
                                                    -------------------------------------

                                         ASSETS
Current Assets:
    Cash and Equivalents                            $          81          $          78
    Marketable Securities - Available for Sale             23,012                 28,765
                                                      ------------           ------------

      Total Current Assets                                 23,093                 28,843


TOTAL ASSETS                                        $      23,093          $      28,843
                                                      ============           ============


                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable                                              731                  3,703
    Accounts Payable - Related Entities                       820                    960
    Notes Payable - Other                                 504,441                501,791
    Accrued Expenses and Taxes                             33,477                 20,741
                                                      ------------           ------------
      Total Current Liabilities                           539,469                527,195

Stockholders' Equity
    Common Stock, $.0001 par value;
      Authorized 100,000,000 Shares;
      Issued and Outstanding 12,100,000 shares              1,210                  1,210
    Additional Paid-In Capital                            623,094                623,094
    Unrealized Gain(Loss) on Available for Sale Securities(25,384)               (19,632)
    Accumulated Deficit                                (1,115,296)            (1,103,024)
                                                      ------------           ------------

      Total Stockholders' Deficit                        (516,377)              (498,352)
                                                      ------------           ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT           $      23,093          $      28,843
                                                      ============           ============


                       See notes to financial statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                       LBO CAPITAL CORP.
                                    STATEMENTS OF OPERATIONS



                                                         For the Three Months Ended March 31,
                                                           1997                   1996
                                                       --------------  -----------------------



REVENUES:                                               $         -0-      $           -0-

EXPENSES:
     Professional Services                                    (1,368)                 146
     Management Fees                                             820                1,230
     Interest Expense                                         12,736               10,059
     Other Expenses                                               83                  214
                                                          -----------        -------------

            Total Expenses                                    12,271               11,649
                                                          -----------        -------------

Income (Loss) Before Income Taxes                            (12,271)             (11,649)

Income Tax Expense (Benefit):
     Currently Payable                                            -0-                  -0-
                                                          -----------        -------------

      Net Income (Loss)                                 $    (12,271)      $      (11,649)
                                                          ===========        =============

       Net Income (Loss) per Share                      $       (.00)   $            (.00)
                                                          ===========        =============

       Weighted Average Number of Common Shares
          Outstanding                                     12,100,000           12,100,000
                                                          ===========        =============
















                               See notes to financial statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                   LBO CAPITAL CORP.
                                       CASH FLOWS


                                                   (Unaudited)
                                                   March 31,                   March 31,
                                                      1997                        1996
                                                 ----------------------------------------

Cash Flows for Operating Activities:
Net Loss                                           $    (12,271)            $    (11,649)
                                                     -----------              -----------
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Changes in Assets and Liabilities:
  (Increase) Decrease in:
    Prepaid Expenses and Deposits                            -0-                     102
  (Decrease) Increase in:
    Accounts Payable                                     (2,972)                  (1,636)
    Accounts Payable - Related Entities                    (140)                   1,230
    Accrued Expenses and Taxes                           12,736                    2,783
                                                     -----------              -----------

        Total Adjustments                                 9,624                    2,479
                                                     -----------              -----------


Net Cash (Used for) Operations                           (2,647)                  (9,170)


Cash (Used for) Investing Activities
  Marketable Securities Available for Sale                   -0-                 (22,065)
                                                     -----------              -----------
                                                             -0-                  (22,065)

Cash Flows from Financing Activities:
  Payments on Notes Payable - Related Entity                 -0-                      -0-
  Proceeds on Notes Payable                               2,650                   31,250
                                                     -----------              -----------

            Net Cash Provided by Financing Activities     2,650                   31,250
                                                     -----------              -----------

Net Increase (Decrease) in Cash                               3                       15

Cash and Cash Equivalents:
  At Beginning of Period                                     78                       78
                                                     -----------              -----------

  At End of Period                               $           81            $          93
                                                     ===========              ===========

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                  $           -0-           $       7,276
                                                     ===========              ===========






                                  See notes to financial statements

                               LBO CAPITAL CORP
                   NOTES TO FINANCIAL STATEMENTS (Unaudited)

      NOTE 1.  INTERIM FINANCIAL STATEMENTS

      The  accompanying  financial  statements  of  LBO  Capital  Corp.  ("the
Company") have been prepared by the Company without audit by independent accountants, except for the balance sheet at December 31, 1996. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report 10-K. The results for the three-month periods ended March 31, 1996 are not necessarily indicative of future financial results.

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


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (a) Material Changes in Financial Condition

      Working capital decreased by $18,024 in the three-month period ended March 31, 1997 due to the net loss of $12,271 and a decrease in unrealized gain on investments of $5,753 for the three months ended March 31, 1997.

      (b) Results of Operations

      Registrant's operations for the three months ended March 31, 1997 resulted in a loss of $12,271. This was due mainly to interest expense of $12,736, management fees of $820 and professional fees of $(1,368) due to overestimation of audit fees.

Liquidity and Capital Resources

      The Registrant is currently meeting its cash needs from borrowing from a company. There is no assurance that this will continue in future years. The Registrant's principal asset is its investment in marketable securities of Ajay, which it has held for over four years. These shares are carried at a zero value on the Registrant's Balance Sheet as a result of recording the Registrant's equity in net losses of Ajay. The market value of Ajay stock on March 31, 1996 as listed in the NASDAQ Small-Cap Issues was $0.1880 per share. The approximate market value of the Registrant's 1,480,000 shares was $277,500 on that date. The Registrant also owns 15,341 shares of Enercorp, Inc. common stock. These shares are carried at their fair market value of $1.50 per share at March 31, 1997, which is $25,384 below cost. These shares could be liquidated to meet cash flow needs if necessary.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      Pursuant to the provisions of Reg. & 210.3-09 of Regulation S-X, the Registrant is required to file separate financial statements of its equity basis investee Ajay, which financial statements for March 31, 1997 are filed herewith.

(b)   Reports on Form 8-K.

      None

                               LBO CAPITAL CORP.

                                   FORM 10-Q

                     For the Quarter Ended March 31, 1997


                                Signature Page




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LBO CAPITAL CORP.
                                 (Registrant)


                                                By  s\Thomas W. Itin
                                                  ----------------------------
                                                  Thomas W. Itin, President,
                                                  Chairman of Board of Directors



                                                By  s\Frances B. Bucholz
                                                   ----------------------------
                                                  Frances Bucholz, Controller


      Date signed:  May 14, 1997

Item 1.     FINANCIAL STATEMENTS

                         AJAY SPORTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                              March 31, 1997       December 31,
                                                 (Unaudited)           1996
                                             ---------------       ------------
ASSETS
Current assets:
   Cash and cash equivalents                  $       190             $      64
   Trade accounts receivable, net                   7,236                 5,274
   Inventories                                      7,489                 7,957
   Prepaid expenses and other current assets          598                   362
   Deferred tax benefit                               363                   363
                                                 --------              --------
        Total current assets                       15,876                14,020

Fixed assets, net                                   1,785                 1,822
Other assets                                          316                   320
Deferred tax benefit                                  754                   756
Goodwill                                            1,699                 1,709
                                                  -------                ------
        Total assets                              $20,430               $18,627
                                                   ======                ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Notes payable to affiliates                   $    885              $    885
   Notes payable to banks                           6,934                 6,104
Current portion of capital lease                        8                     9
   Accounts payable                                 3,801                 3,107
   Accrued expenses                                   705                   567
                                                  -------               -------
        Total current liabilities                  12,333                10,672

Notes payable - long term                           5,432                 5,213

Stockholders' equity:
 Preferred stock, 10,000,000 shares
 authorized,
   Series B, $0.01 par value, 12,500 shares
   outstanding at liquidation value                 1,250                 1,250
   Series C, $10.00 par value, 296,170 and
   296,170 shares outstanding at stated value,
   respectively                                     2,962                 2,962
 Common stock, $.01 par value 100,000,000
   shares authorized, 23,274,039 and
   23,274,039 shares outstanding, respectively        233                   233
   Additional paid-in capital                       9,313                 9,313
   Accumulated deficit                            (11,093)              (11,016)
                                                  --------              --------
      Total stockholders' equity                    2,665                 2,742

      Total liabilities and stockholders'equity   $20,430              $ 18,627
                                                  ========               ======

                         AJAY SPORTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)



                                                            Three Months
                                                           Ended March 31,
                                                    1997                 1996
                                                  -------               -------
Net sales                                        $ 7,601               $ 6,262
Cost of sales                                      6,143                 5,133
                                                  -------               -------
        Gross profit                               1,458                 1,129

Selling, general and
  administrative expenses                          1,168                 1,192
                                                  -------               -------
        Operating income (loss)                      290                   (63)
Non-operating (income) expense:
   Interest expense, net                             278                   279
   Other, net                                          5                     2
                                                  -------               -------
   Total non-operating expense                       283                   281

Income (loss) before income taxes                      7                  (344)

Income tax expense (benefit)                           2                  (117)
                                                  -------               -------
Net income (loss)                               $      5               $  (227)
                                                  =======               =======
Income (loss) per common share outstanding*     $    .00               $  (.01)
                                                  =======               =======
Income (loss) per common share & equivalents    $    .00               $  (.01)
outstanding**                                     =======               =======

Weighted average common shares outstanding        23,274                23,345
                                                  =======               ======


* Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common shares outstanding.

** Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common share and common share equivalents outstanding.

                         AJAY SPORTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOW
                             (IN THOUSANDS), (UNAUDITED)

                                                             Three Months
                                                            Ended March 31,
                                                         1997             1996
                                                       --------        --------

Cash flows from operating activities:
   Net income (loss)                                $        5       $    (227)
   Adjustments to reconcile to net cash
   provided by operating activities:
        Depreciation and amortization                       81             119
   Change in assets [(increase)/decrease] and
   liabilities [increase/(decrease)]:
        Trade accounts receivable, net                  (1,962)         (1,069)
        Inventories                                        468            (181)
        Prepaid expenses and other current assets         (236)           (261)
        Other assets                                         4            (128)
        Deferred tax benefits                                2            (117)
        Accounts payable                                   694              38
        Accrued expenses                                   137            (126)
        Goodwill                                            10              --
                                                       --------         -------
          Net cash used in operating activities           (797)         (1,952)
                                                       --------         -------
Cash flows from investing activities:
   Purchase of property, plant, equipment                  (44)           (155)
                                                       --------         -------
          Net cash used in investing activities            (44)           (155)
                                                       --------         -------
Cash flows from financing activities:
   Net change in bank loan                               1,049           2,012
   Preferred stock conversion                               --               1
   Dividends                                               (82)            (79)
                                                       --------         -------
          Net cash provided by financing activities        967           1,934
                                                       --------         -------
Net increase (decrease) in cash and cash equivalents       126            (173)
Cash and cash equivalents at beginning of period            64             362
                                                       --------         -------
Cash and cash equivalents at end of period           $     190         $   189
                                                       ========         =======
Supplemental disclosures of cash flow information:
   Cash paid for interest                            $     277         $   263
                                                       ========         =======
   Cash paid for income tax                                 --              --
                                                       ========         =======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 1997 and the results of operations for the three-month periods ended March 31, 1997 and 1996 and the cash flows for the same three-month periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


Note 2.  INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:


                                  March 31,            December 31,
                                      1997                    1996
                                  ---------            ------------
     Raw Materials                  $ 3,601                 $ 4,153
     Work in Process                  1,144                     995
     Finished Goods                   2,744                   2,809
                                  ---------                --------
                                    $ 7,489                $  7,957
                                  =========                ========

Note 3.  DEBT

     The Company's current bank lender advised the Company that the bank contends that the Company is in technical default under its loan agreement due to the default of the guarantor, Williams Controls, Inc. (Williams). Accordingly, the loan must be paid by June 30, 1997. Ajay had been operating up until February 12, 1997 on a revolver limit of $8.5 million. On February 12 the line was reduced to $7 million and the bank restricted further advances from Williams to the Company advising the Company that the Company was in technical default under its loan agreement as a result of the default of the guarantor, Williams Controls, Inc. The Company did and has continued to make all interest payments on time and has operated within the limit amounts contained in the loan facility. Restrictions during February and March curtailed operating capability and reduced sales and profitability opportunities otherwise available. On April 14 the bank agreed to waive the existing default and restructured the loan on less favorable formula advance rates and at an increased interest rate. In addition, the bank is requiring that the Company make a $500,000 term loan payment in June, 1997.

     Ajay has signed loan proposal agreements with two different asset based lenders who have begun their respective due diligence investigations. The loans under each of the proposed agreements would supply funds sufficient to repay the current lender. As the new loan proposals are presently structured, Williams Controls, Inc. the guarantor of the Company's loan, would be required to invest approximately $5 million into the Company. The terms and conditions of such investment have not yet been negotiated or determined. The Company believes that the new financing, including the Williams investment, would be sufficient to provide for its needs through 1998 and can be put in place by June 30, 1997. If the Company does not close the new loan and repay the current lender by June 30, 1997, the current lender could demand payment of the loan.


Note 4.     BUSINESS SEGMENT REPORTING

     The relative contributions to net sales, operating profit and identifiable assets of the Company's two industry segments for the quarter ended March 31, 1997 (unaudited) are as follows (in thousands):

                                              Quarter Ended
                                              March 31, 1997
                              -------------------------------------------------
                                Furniture     Golf     Corporate   Consolidated
                                ---------    ------    ---------   ------------
Net Sales                        $ 1,890   $  5,711    $       -   $     7,601
Operating Profit/(Loss)              394        (41)         (63)          290
Total Assets                       3,475     16,955            -        20,430
Depreciation/Amortization             16         65            -            81
Capital Expenditures                  10         34            -            44