Form 10-Q
period 1997-06-30
LBO CAPITAL CORP
filed 1997-08-14
CIK 753557

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended                           Commission File No.
June 30, 1997                                   33-19107
-------------                                   ----------

                               LBO Capital Corp.
            (Exact name of Registrant as Specified in its Charter)

Colorado                                                            38-2780733
---------------------------------                          -------------------
(State or Other Jurisdiction                                     (IRS Employer
 of Incorporation or Organization)                         Identification No.)




7001 Orchard Lake Road, Suite 424
West Bloomfield MI                                                  48322-3608
----------------------------------------                          -------------
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

As of August 8, 1997 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

                           LBO CAPITAL CORP.

                Form 10-Q Filing of Quarter Ended June 30, 1997

                                     INDEX
                                                                          Page
                                                                        Number

Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Balance Sheets
               June 30, 1997 (Unaudited) and December 31, 1996               3

            Statements of Operations (Unaudited)
               Six months ended June 30, 1997 and 1996                       4

            Statements of Cash Flows (Unaudited)
               Six months ended June 30, 1997 and 1996                       5

            Notes to Financial Statements (Unaudited)                      6-7

Item 2.     Management's  Discussion  and  Analysis  of  Financial
            Statements (Unaudited)                                           7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 8

            Financial Statements of Ajay Sports, Inc.
            as of June 30, 1997                                            9-x


            Signature Page                                                   x


Note: No other information is included in answer to any item under Part 11 as those other Items are either not applicable, or if applicable, the answer is negative.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                   LBO CAPITAL CORP.
                                     BALANCE SHEETS



                                                      (Unaudited)
                                                      June 30,               December 31,
                                                        1997                     1996
                                                    -------------------------------------
                                         ASSETS
Current Assets:
    Cash and Equivalents                            $         406          $          78
    Marketable Securities - Available for Sale             30,437                 28,765
                                                      ------------           ------------

      Total Current Assets                                 30,843                 28,843

Equipment, Net of Accumulated Depreciation
    of $8,639 and $8,639 at June 30, 1997 and
    December 31, 1996 respectively                             -0-                    -0-

Other Assets
    Investments                                                -0-                    -0-
                                                      ------------           ------------

TOTAL ASSETS                                        $      30,843          $      28,843
                                                      ============           ============


                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable                                              731                  3,703
    Accounts Payable - Related Entities                       210                    960
    Notes Payable - Other                                 506,241                501,791
    Accrued Expenses and Taxes                             46,666                 20,741
                                                      ------------           ------------
      Total Current Liabilities                           553,848                527,195

Stockholders' Equity
    Common Stock, $.0001 par value;
      Authorized 100,000,000 Shares;
      Issued and Outstanding 12,100,000 shares              1,210                  1,210
    Additional Paid-In Capital                            623,094                623,094
    Unrealized Gain(Loss) on Available for Sale Securities(44,284)               (19,632)
    Accumulated Deficit                                (1,103,025)            (1,103,024)
                                                      ------------           ------------

      Total Stockholders' Deficit                        (523,005)              (498,352)
                                                      ------------           ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT           $      30,843          $      28,843
                                                      ============           ============


                       See notes to financial statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                               LBO CAPITAL CORP.
                                            STATEMENTS OF OPERATIONS



                                      For the Three Months Ended June 30,     For the Six Months Ended June 30,
                                        1997                    1996            1997                   1996
                                    -------------      -----------------   --------------         -------------



REVENUES:                            $        -0-       $           -0-      $         -0-       $           -0-

EXPENSES:
     Professional Services                 1,305                  (227)               (63)                  (81)
     Management Fees                         810                   720              1,630                 1,950
     Interest Expense                     13,189                11,007             25,925                21,066
     Recovery of Bad Debt                   (810)                   -0-              (810)                   -0-
     Other Expenses                         (441)                  477               (358)                  691
                                       ----------         -------------        -----------         -------------

            Total Expenses                14,054                11,976             26,325                23,626
                                       ----------         -------------        -----------         -------------

Income (Loss) Before Income Taxes        (14,054)              (11,976)           (26,325)              (23,626)

Income Tax Expense (Benefit):
     Currently Payable                        -0-                   -0-                -0-                   -0-
                                       ----------         -------------        -----------         -------------

      Net Income (Loss)              $   (14,054)       $      (11,976)      $    (26,325)       $      (23,626)
                                       ==========         =============        ===========         =============

       Net Income (Loss) per Share   $      (.00)    $            (.00)   $          (.00)       $         (.00)
                                       ==========         =============        ===========         =============

       Weighted Average Number of Common Shares
          Outstanding                  12,100,000           12,100,000         12,100,000            12,100,000
                                       ==========         =============        ===========         =============






                                       See notes to financial statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                   LBO CAPITAL CORP.
                                       CASH FLOWS


                                                   (Unaudited)
                                                    June 30,                 June 30,
                                                      1997                     1996
                                                 ---------------           --------------

Cash Flows for Operating Activities:
Net Loss                                           $    (26,325)            $    (23,626)
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Changes in Assets and Liabilities:
  (Decrease) Increase in:
    Accounts Payable                                     (2,972)                  (3,634)
    Accounts Payable - Related Entities                    (750)                   1,950
    Accrued Expenses and Taxes                           25,925                    6,522
                                                     -----------              -----------

        Total Adjustments                                22,203                    4,838
                                                     -----------              -----------


Net Cash (Used for) Operations                           (4,122)                 (18,788)


Cash (Used for) Investing Activities
  Marketable Securities Available for Sale                   -0-                 (37,431)
                                                     -----------              -----------
                                                             -0-                 (37,431)

Cash Flows from Financing Activities:
  Proceeds on Notes Payable                               4,450                   56,300
                                                     -----------              -----------

            Net Cash Provided by Financing Activities     4,450                   56,300
                                                     -----------              -----------

Net Increase (Decrease) in Cash                             328                       81

Cash and Cash Equivalents:
  At Beginning of Period                                     78                       53
                                                     -----------              -----------

  At End of Period                               $          406            $         133
                                                     ===========              ===========

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                  $           -0-           $      14,544
                                                     ===========              ===========






                                  See notes to financial statements.

                               LBO CAPITAL CORP
                   NOTES TO FINANCIAL STATEMENTS (Unaudited)

      NOTE 1.  INTERIM FINANCIAL STATEMENTS

      The  accompanying  financial  statements  of  LBO  Capital  Corp.  ("the
Company") have been prepared by the Company without audit by independent accountants, except for the balance sheet at December 31, 1996. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 1997 and December 31, 1996, and the results of operations and cash flows for the six month periods ended June 30, 1997 and 1996.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report 10-K. The results for the six-month periods ended June 30, 1997 are not necessarily indicative of future financial results.

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


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (a) Material Changes in Financial Condition

      Working capital decreased by $24,653 in the six-month period ended June 30, 1997 due to the net loss of $26,325 and an increase in unrealized gain on investments of $1,672 for the six months ended June 30, 1997.

      (b) Results of Operations

      Registrant's operations for the six months ended June 30, 1997 resulted in a loss of $26,325. This was due mainly to interest expense of $25,925 and management fees of $1,630.

Liquidity and Capital Resources

      The Registrant is currently meeting its cash needs from borrowing from a company. There is no assurance that this will continue in future years. The Registrant's principal asset is its investment in marketable securities of Ajay, which it has held for over eight years. These shares are carried at a zero value on the Registrant's Balance Sheet as a result of recording the Registrant's equity in net losses of Ajay. The market value of Ajay stock on June 30, 1996 as listed in the NASDAQ Small-Cap Issues was $0.1880 per share. The approximate market value of the Registrant's 1,480,000 shares was $277,500 on that date. The Registrant also owns 15,341 shares of Enercorp, Inc. common stock. These shares are carried at their fair market value of $1.50 per share at June 30, 1997, which is $25,384 below cost. These shares could be liquidated to meet cash flow needs if necessary.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      Pursuant to the provisions of Reg. & 210.3-09 of Regulation S-X, the Registrant is required to file separate financial statements of its equity basis investee Ajay, which financial statements for June 30, 1997 are filed herewith.

(b)   Reports on Form 8-K.

      None

                               LBO CAPITAL CORP.

                                   FORM 10-Q

                      For the Quarter Ended June 30, 1997


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

                               LBO CAPITAL CORP.
                                 (Registrant)


                                                By  s\Thomas W. Itin
                                                  ----------------------------
                                                  Thomas W. Itin, President,
                                                  Chairman of Board of Directors



                                                By  s\Frances B. Bucholz
                                                   ---------------------------
                                                  Frances B. Bucholz, Controller


      Date signed:  August 14, 1997

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                  June 30, 1997    December 31,
                                                      (Unaudited)          1996
ASSETS
Current assets:
 Cash and cash equivalents                        $          415    $        64
 Trade accounts receivable, net                            7,864          5,274
 Inventories                                               7,005          7,957
 Prepaid expenses and other current assets                   708            362
 Deferred tax benefit                                        363            363
                                                          ------         ------
    Total current assets                                  16,355         14,020

Fixed assets, net                                          1,755          1,822
Other assets                                                 231            320
Deferred tax benefit                                         756            756
Goodwill                                                   1,687          1,709
                                                          ------         ------
    Total assets                                  $       20,784    $    18,627
                                                          ======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable to affiliates                      $        4,740    $       885
 Notes payable to bank                                     2,340          6,104
 Current portion of capital lease                              7              9
 Accounts payable                                          2,894          3,107
 Accrued expenses                                            586            567
                                                          ------         ------
    Total current liabilities                             10,567         10,672

Notes payable  -  long term                                7,581          5,196
Long term portion of capital lease                            15             17

Stockholders' equity:
 Preferred stock, 10,000,000 shares authorized,
  Series B, $0.01 par value, 12,500 shares
      outstanding at liquidation value                     1,250          1,250
  Series C, $10.00 par value, 296,170 shares
      outstanding at stated value                          2,962          2,962
 Common stock, $.01 par value 50,000,000 shares
      authorized, 23,274,039 shares outstanding              233            233
Additional paid-in capital                                 9,313          9,313
Accumulated deficit                                      (11,137)       (11,016)
                                                          ------         ------
    Total stockholders' equity                             2,621          2,742
                                                          ------         ------

    Total liabilities and stockholders' equity    $       20,784    $    18,627
                                                          ======         ======

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          Three Months                       Six  Months
                                                          Ended June 30,                    Ended June 30,
                                                       1997            1996              1997           1996
                                                      -----           -----             -----          -----

Net sales                                          $  9,584        $  8,325          $ 17,185       $ 14,587

Cost of sales                                         7,965           6,669            14,108         11,802

      Gross profit                                    1,619           1,656             3,077          2,785

Selling, general and                                  1,294           1,266             2,462          2,458
   administrative expenses

      Operating income                                  325             390               615            327

Non-operating expense:
      Interest expense, net                             438             298               716            577
      Other, net                                         15               3                20              5

      Total non-operating expense                       453             301               736            582

Income (loss) before income taxes                      (128)             89              (121)          (255)

Income tax expense (benefit)                             (2)             37                 -            (80)

Net income (loss)                                  $   (126)       $     52          $   (121)      $   (175)

Income (loss) per common share outstanding*        $   (.01)       $    .00          $   (.01)      $   (.01)

Income (loss) per common share & equivalents       $   (.01)       $    .00          $   (.01)      $   (.01)
outstanding**

Weighted average common shares outstanding           23,274          23,190            23,274         23,268




*  Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common shares outstanding.

**Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common share and common share equivalents outstanding.


                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS), (UNAUDITED)



                                                             Six   Months
                                                             Ended  June  30,
                                                       1997                1996


Cash flows from operating activities:
 Net income (loss)                                 $   (121)          $    (175)
   Adjustments to reconcile net cash flows from
   operating activities:
     Depreciation and amortization                      188                 229
   Change in assets [(increase)/decrease] and
   Liabilities [increase/(decrease)]:
      Trade accounts receivable, net                 (2,590)             (1,856)
      Inventories                                       952                 448
      Prepaid expenses and other current assets        (346)               (299)
      Other assets                                       89                (179)
      Deferred tax benefits                               -                 (81)
      Accounts payable                                 (213)                260
      Accrued expenses                                   97                 (88)
                                                      -----               -----

      Net cash used in
      operating activities                           (1,944)             (1,741)
                                                      -----               -----

Cash flows from investing activities:
   Acquisitions of property, plant, equipment           (99)               (161)
                                                      -----               -----

      Net cash used in
      investing activities                              (99)               (161)
                                                      -----               -----

Cash flows from financing activities:
   Net change in bank loan                            1,371               2,001
   Net change in notes payable to affiliates          1,105                   -
   Preferred stock conversion                             -                   1
   Dividends paid                                       (82)               (154)

      Net cash provided by
      financing activities                            2,394               1,848
                                                      -----               -----

Net increase in cash and cash equivalents               351                 (54)
Cash and cash equivalents at beginning of period         64                 362
                                                      -----               -----

Cash and cash equivalents at end of period         $    415           $     308
                                                      =====               =====

Supplemental disclosures of cash flow information:
   Cash paid for interest                          $    656           $     587
                                                      =====               =====
   Cash paid for income tax                               -                   -
                                                      =====               =====