Form 10-Q
period 1997-09-30
LBO CAPITAL CORP
filed 1997-11-14
CIK 753557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended                           Commission File No.
September 30, 1997                                    33-19107
------------------                                    --------

                                LBO Capital Corp.
             (Exact name of Registrant as Specified in its Charter)

Colorado                                                          38-2780733
--------                                                          ----------
(State or Other Jurisdiction                                     (IRS Employer
 of Incorporation or Organization)                         Identification No.)




7001 Orchard Lake Road, Suite 424
West Bloomfield MI                                                  48322-3608
------------------                                                  ----------
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
                        Yes    X      No
                             -----      -----

As of November 11, 1997 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

                           LBO CAPITAL CORP.

             Form 10-Q Filing of Quarter Ended September 30, 1997

                                      INDEX
                                                                            Page
                                                                          Number

Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Balance Sheets
               September 30, 1997 (Unaudited) and December 31, 1996          3

            Statements of Operations (Unaudited)
               Nine months ended September 30, 1997 and 1996                 4

            Statements of Cash Flows (Unaudited)
               Nine months ended September 30, 1997 and 1996                 5

            Notes to Financial Statements (Unaudited)                        6

Item 2.     Management's  Discussion  and  Analysis  of  Financial
            Statements (Unaudited)                                         6-7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 7

            Financial Statements of Ajay Sports, Inc.
            as of September 30, 1997                                       9-x


            Signature Page                                                   x


Note: No other information is included in answer to any item under Part 11 as those other Items are either not applicable, or if applicable, the answer is negative.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                   LBO CAPITAL CORP.
                                     BALANCE SHEETS


                                                          (Unaudited)
                                                          September 30,          December 31,
                                                             1997                   1996
                                                          --------------         --------------

                                         ASSETS
Current Assets:
    Cash and Equivalents                                  $          87          $          78
    Marketable Securities - Available for Sale                   25,384                 28,765
                                                           ------------           ------------

      Total Current Assets                                       25,472                 28,843

Equipment, Net of Accumulated Depreciation
    of $8,639 and $8,639 at September 30, 1997 and
    December 31, 1996 respectively                                  -0-                    -0-

Other Assets
    Investments                                                     -0-                    -0-
                                                           ------------           ------------

TOTAL ASSETS                                              $      25,472          $      28,843
                                                           ============           ============


                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable                                          $         731          $       3,703
    Accounts Payable - Related Entities                             460                    960
    Notes Payable - Other                                       506,641                501,791
    Accrued Expenses and Taxes                                   60,064                 20,741
                                                           ------------           ------------
      Total Current Liabilities                                 567,896                527,195

Stockholders' Equity
    Common Stock, $.0001 par value;
      Authorized 100,000,000 Shares;
      Issued and Outstanding 12,100,000 shares                    1,210                  1,210
    Additional Paid-In Capital                                  623,094                623,094
    Unrealized Gain(Loss) on Available for Sale Securities      (23,012)               (19,632)
    Accumulated Deficit                                      (1,143,717)            (1,103,024)
                                                            ------------           ------------

      Total Stockholders' Deficit                              (542,425)              (498,352)
                                                            ------------           ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                 $      25,472          $      28,843
                                                           ============           ============


                       See notes to financial statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                                       LBO CAPITAL CORP.
                                                   STATEMENTS OF OPERATIONS



                                              For the Three Months Ended September 30,    For the Nine Months Ended September 30,
                                                   1997                    1996               1997                  1996
                                              --------------        -----------------   ---------------        -------------



REVENUES:                                      $         -0-         $           -0-     $         -0-         $         -0-

EXPENSES:
  Professional Services                                 223                     224               160                   143
  Management Fees                                       670                     750             2,300                 2,700
  Interest Expense                                   13,399                  11,437            39,324                32,502
  Recovery of Bad Debt                                    0                      -0-             (810)                   -0-
  Other Expenses                                         75                      46              (283)                  737
                                                 -----------           -------------       -----------         -------------

          Total Expenses                             14,367                  12,457            40,692                36,082
                                                 -----------           -------------       -----------         -------------

Income (Loss) Before Income Taxes                   (14,367)                (12,457)          (40,692)              (36,082)

Income Tax Expense (Benefit):
   Currently Payable                                     -0-                     -0-               -0-                   -0-
                                                 -----------           -------------       -----------         -------------

    Net Income (Loss)                          $    (14,367)         $      (12,457)     $    (40,692)       $      (36,082)
                                                 ===========           =============       ===========         =============

    Net Income (Loss) per Share                $       (.00)         $         (.00)     $       (.00)       $         (.00)
                                                 ===========           =============       ===========         =============

    Weighted Average Number of Common Shares
     Outstanding                                 12,100,000              12,100,000        12,100,000            12,100,000
                                                 ===========           =============       ===========         =============






                       See notes to financial statements.

                                        4

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                   LBO CAPITAL CORP.
                                       CASH FLOWS


                                                       (Unaudited)
                                                       September 30,             September 30,
                                                          1997                     1996
                                                     ---------------           --------------

Cash Flows for Operating Activities:
Net Loss                                               $    (40,692)            $    (36,082)
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Changes in Assets and Liabilities:
 (Increase) Decrease in:
   Prepaid Expenses and Deposits                                 -0-                     173
  (Decrease) Increase in:
    Accounts Payable                                         (2,973)                  (3,635)
    Accounts Payable - Related Entities                        (500)                   2,700
    Accrued Expenses and Taxes                               39,324                   10,692
                                                         -----------              -----------

        Total Adjustments                                    35,851                    9,930
                                                         -----------              -----------


Net Cash (Used for) Operations                               (4,841)                 (26,152)


Cash (Used for) Investing Activities
  Marketable Securities Available for Sale                       -0-                 (39,694)
                                                         -----------              -----------
                                                                 -0-                 (39,694)

Cash Flows from Financing Activities:
  Proceeds on Notes Payable                                   4,850                   65,900
                                                         -----------              -----------

            Net Cash Provided by Financing Activities         4,850                   65,900
                                                         -----------              -----------

Net Increase (Decrease) in Cash                                   9                       54

Cash and Cash Equivalents:
  At Beginning of Period                                         78                       78
                                                         -----------              -----------

  At End of Period                                   $           87            $         132
                                                         ===========              ===========

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                      $           -0-           $      21,810
                                                         ===========              ===========






                       See notes to financial statements.

                                LBO CAPITAL CORP
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

      NOTE 1.  INTERIM FINANCIAL STATEMENTS

      The accompanying financial statements of LBO Capital Corp. ("the Company") have been prepared by the Company without audit by independent accountants, except for the balance sheet at December 31, 1996. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 1997 and December 31, 1996, and the results of operations and cash flows for the nine month periods ended September 30, 1997 and 1996.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report 10-K. The results for the nine-month periods ended September 30, 1997 are not necessarily indicative of future financial results.

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


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (a) Material Changes in Financial Condition
          ---------------------------------------

      Working capital decreased by $44,072 in the nine-month period ended September 30, 1997 due to the net loss of $40,692 and an decrease in unrealized gain on investments of $3,380 for the nine months ended September 30, 1997.

      (b) Results of Operations
          ---------------------

      Registrant's operations for the nine months ended September 30, 1997 resulted in a loss of $40,692. This was due mainly to interest expense of $39,324.

Liquidity and Capital Resources
-------------------------------

      The Registrant is currently meeting its cash needs from borrowing from a company. There is no assurance that this will be available in future years. The Registrant's principal asset is its investment in marketable securities of Ajay, which it has held for over eight years. These shares are carried at a zero value on the Registrant's Balance Sheet as a result of recording the Registrant's equity in net losses of Ajay. The market value of Ajay stock on September 30, 1997 as listed in the NASDAQ Small-Cap Issues was $0.1880 per share. The approximate market value of the Registrant's 1,480,000 shares was $277,500 on that date. The Registrant also owns 15,341 shares of Enercorp, Inc. common stock. These shares are carried at their fair market value of $1.50 per share at September 30, 1997, which is $25,384 below cost. These shares could be liquidated to meet cash flow needs if necessary.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      Pursuant to the provisions of Reg. ss. 210.3-09 of Regulation S-X, the Registrant is required to file separate financial statements of its equity basis investee Ajay, which financial statements for September 30, 1997 are filed herewith.

(b)   Reports on Form 8-K.

      None

                                LBO CAPITAL CORP.

                                    FORM 10-Q

                   For the Quarter Ended September 30, 1997


                                 Signature Page




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LBO CAPITAL CORP.
                                -----------------
                                  (Registrant)


                                                By  s\Thomas W. Itin
                                                   ------------------------
                                                  Thomas W. Itin, President,
                                                  Chairman    of    Board   of
                                                  Directors



      Date signed:  November 13, 1997

Item 1.      FINANCIAL STATEMENTS

                                                                  AJAY SPORTS, INC. AND SUBSIDIARIES
                                                                     CONSOLIDATED BALANCE SHEETS
                                                                                      (IN THOUSANDS)


                                                                                     September 30, 1997          December 31,
                                                                                         (Unaudited)                     1996



ASSETS
Current assets:
     Cash and cash equivalents                                                            $      118            $          64
     Trade accounts receivable, net                                                            6,004                    5,274
     Inventories                                                                               6,999                    7,957
     Prepaid expenses and other current assets                                                   780                      362
     Deferred tax benefit                                                                        363                      363
                                                                                              ------                   ------
                    Total current assets                                                      14,264                   14,020

Fixed assets, net                                                                              1,791                    1,822
Other assets                                                                                     226                      320
Deferred tax benefit                                                                             756                      756
Goodwill                                                                                       1,676                    1,709
                                                                                            --------                  -------
                   Total assets                                                            $  18,713             $     18,627
                                                                                           =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable to affiliates                                                          $   1,108             $        885
      Notes payable to bank                                                                    2,340                    6,104
      Current portion of capital lease                                                             6                        9
      Accounts payable                                                                         3,508                    3,107
      Accrued expenses                                                                           828                      567
                                                                                            --------                  -------
                    Total current liabilities                                                  7,790                   10,672

Notes payable to affiliates - long term                                                        2,828                        -
Notes payable to banks - long term                                                             6,460                    5,196
Long term portion of capital lease                                                                14                       17

Stockholders' equity:
      Preferred stock, 10,000,000 shares authorized,
            Series B, $0.01 par value, 12,500 shares outstanding at liquidation value          1,250                    1,250
            Series C, $10.00 par value, 296,170 shares
            outstanding at stated value                                                        2,962                    2,962
      Common stock, $.01 par value 100,000,000 shares authorized, 23,274,039
            shares outstanding                                                                   233                      233
Additional paid-in capital                                                                     9,313                    9,313
Accumulated deficit                                                                          (12,137)                 (11,016)
                                                                                             -------                  --------
            Total stockholders' equity                                                         1,621                    2,742
                                                                                             -------                  --------
            Total liabilities and stockholders' equity                                     $  18,713              $    18,627
                                                                                             =======                  ========















                                                                                           1





                                                                             AJAY SPORTS, INC. AND SUBSIDIARIES
                                                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                     (UNAUDITED)


                                                                   Three Months                                 Nine  Months
                                                                Ended September 30,                           Ended September 30,
                                                           1997                  1996                       1997              1996


Net sales                                           $      6,854           $     4,730               $     24,039      $     19,317

Cost of sales                                              6,248                 4,022                     20,356            15,824
                                                          ------                ------                    -------            -------
      Gross profit                                           606                   708                      3,683             3,493

Selling, general and                                       1,248                 1,253                      3,710             3,711
   administrative expenses
                                                          ------                ------                    -------            -------
      Operating income                                      (642)                 (545)                       (27)             (218)

Non-operating expense:
      Interest expense, net                                  330                   263                       1046               840
      Other, net                                              24                    14                         44                19
                                                          ------                ------                    -------            -------
      Total non-operating expense                            354                   277                       1090               859
                                                          ------                ------                    -------            -------
Income (loss) before income taxes                           (996)                 (822)                    (1,117)           (1,077)

Income tax expense (benefit)                                   -                  (280)                          -             (360)
                                                          ------                ------                    -------            -------
Net income (loss)                                   $       (996)          $      (542)              $     (1,117)       $     (717)
                                                          =======               =======                    =======           =======
Income (loss) per common share outstanding*         $       (.05)          $      (.03)              $       (.06)       $     (.04)
                                                          =======               =======                    =======           =======
Income (loss) per common share & equivalents        $       (.05)          $      (.03)              $       (.06)       $     (.04)
outstanding**
                                                          =======               =======                    =======           =======
Weighted average common shares outstanding                 23,274                23,257                     23,274           23,264
                                                          =======               =======                    =======           =======




*  Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common shares outstanding.

**Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common share and common share equivalents outstanding.




















                                                                                      2

                                                                                         AJAY SPORTS, INC. AND SUBSIDIARIES
                                                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                           (IN THOUSANDS), (UNAUDITED)



                                                                                                          Nine   Months
                                                                                                      Ended  September 30,
                                                                                                 1997                         1996



Cash flows from operating activities:
     Net income (loss)                                                                 $       (1,117)               $        (717)
      Adjustments to reconcile net cash flows from
      operating activities:
                  Depreciation and amortization                                                   292                          286
      Change in assets [(increase)/decrease] and
       liabilities [increase/(decrease)]:
                   Trade accounts receivable, net                                                (730)                         592
                    Inventories                                                                   958                          703
                    Prepaid expenses and other current assets                                    (418)                        (192)
                    Other assets                                                                   86                         (162)
                    Deferred tax benefits                                                           -                         (360)
                    Accounts payable                                                              401                          356
                    Accrued expenses                                                              333                          (19)
                    Goodwill                                                                        -                         (300)
                                                                                             ---------                    ---------
                    Net cash used in
                    operating activities                                                         (195)                         187
                                                                                             ---------                    ---------
Cash flows from investing activities:
       Acquisitions of property, plant, equipment                                                (220)                        (194)
      Dispositions  of  fixed assets                                                                 -                         (64)
                                                                                             ---------                    ---------
                     Net cash used in
                     investing activities                                                        (220)                        (258)
                                                                                             ---------                    ---------
Cash flows from financing activities:
        Net change in bank loans                                                               (2,500)                        (396)
        Net change in notes payable to affiliates                                               3,051                          560
        Preferred stock conversion                                                                  -                           12
        Dividends                                                                                 (82)                        (228)
                                                                                             ---------                    ---------
                      Net cash provided by
                      financing activities                                                        469                          (52)
                                                                                             ---------                    ---------
Net increase in cash and cash equivalents                                                          54                         (123)
Cash and cash equivalents at beginning of period                                                   64                          362
                                                                                             ---------                    ---------
Cash and cash equivalents at end of period                                             $          118                  $       239
                                                                                             =========                    =========
Supplemental disclosures of cash flow information:
       Cash paid for interest                                                          $          880                  $       881
                                                                                             =========                    =========
       Cash paid for income tax                                                                     -                            -
                                                                                             =========                    =========













                                                                                   3

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 1997 and the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 and the cash flows for the same nine-month periods.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

The interim period results are not necessarily indicative of results which may be expected for any other interim or for the full year. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period.
Accordingly, such costs are subject to year end adjustment.

Note 2.  INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:


                           September 30,                         December 31,
                                   1997                                 1996
                       -------------------                   ------------------
Raw Materials                    $2,042                               $4,153
Work in Process                     825                                  995
Finished Goods                    4,132                                2,809
                                  -----                                -----
                                 $6,999                              $ 7,957
                                  =====                                =====

Note 3.  DEBT


On July 11, 1997, the Company refinanced its bank debt through a $34,088,000 three-year revolving credit and term loan agreement with a new lender (the "Loan"). This Loan is a joint and several obligation of the Company with Williams Controls, Inc. ("Williams"), under which Williams is the agent for all of the borrowers. The combined Loan facility consists of a $26,000,000 revolving loan facility (the "Revolver"), a $2,658,000 real estate loan (the "Real Estate Loan"), a $4, 430,000 machinery and equipment loan ("Term Loan I"), and a $1,000,000 term loan II ("Term Loan II").

At the closing date, the Company borrowed $6,825,000 under the Revolver and $566,000 under Term Loan I. At the date of closing, Williams borrowed a total of $17,141,000, consisting of $9,619,000 under the Revolver, $2,658,000 under the Real Estate Loan, $3,864,000 under Term Loan I, and $1,000,000 under Term Loan
II. The proceeds from the Company's and Williams' borrowings under the Loan were used to repay the Company's and Williams' loans from their previous lender, except for $2,340,000 which represents a bridge loan to the Company by the previous lender. This bridge loan is to be repaid from the sale of assets and/or excess cash flow and is guaranteed up to $1,000,000 by the Company's President.

Under the Revolver, the Company and Williams can borrow up to $26,000,000 based upon a borrowing base availability calculated using specified percentages of eligible accounts receivable and inventory. The Revolver bears interest at the Bank's prime rate plus 0.5%. The Real Estate Loan and Term Loan I bear interest at the Bank's prime rate plus 0.75%. At the Agent's option, funds may be borrowed under the Revolver, the Real Estate Loan and the Term Loan I at the London InterBank Offering Rate ("Libor") plus 2.75%, 3% and 3% respectively. The Revolver, Real Estate Loan and Term Loan I mature on July 11, 2000 and are secured by substantially all of the assets of the Company and Williams. The Real Estate Loan is being amortized over 20 years and the machinery and Term Loan are being amortized over seven years with all remaining principal outstanding due on July 11, 2000. At July 11, 1997, after the Loan closing, approximately $1,545,000 was available for borrowing under the New Loan. Term Loan II matures on June 1, 1999 with principal payments based upon an amortization period of 24 months plus additional principal payments equal to any excess proceeds from the sale of one of Williams' subsidiaries after repayment of any indebtedness under the Revolver borrowing due from the Williams subsidiary being sold plus principal payments equal to 50% of the Company's and Williams' annual consolidated excess cash flow as defined. The Loan agreement restricts payment of any dividends by the Company, requires the Company and Williams in the aggregate to maintain minimum working capital of $25,000,000 exclusive of the Revolver and maintain minimum tangible net worth of $11,000,000. The Loan also restricts additional indebtedness and common stock repurchases and restricts combined Company and Williams' annual capital expenditures and increased operating lease obligations to $2,500,000 and $600,000, respectively. The Company is in compliance with the covenants of the Loan Agreement as of 9/30/97. The Loan agreement imposes a prepayment penalty of 3%-5%, which is waived if the Loan is repaid with proceeds from the sale of assets or equity or is refinanced with an affiliate of the Bank.

Williams has made loans and provided capital to the Company to assist the Company in meeting its financing requirements. In addition to $560,000 at closing, the Company borrowed $2,268,000 from Williams in order to close the loan. The Company agreed to grant Williams a security interest junior to the bank's security interest. The characterization of the Company's obligation to Williams as equity or debt has not yet been determined. The Company and Williams have, however, agreed that this is a long-term investment. Accordingly, the obligation is reported as a long-term liability. The Company, however, continues to rely on extended vendor terms and affiliate financing to meet its financing needs.

Ajay continues to focus on obtaining additional financing availability.


Note 4.  BUSINESS SEGMENT REPORTING

The relative contributions to net sales, operating profit and identifiable assets of the Company's two industry segments for the quarter and nine months ended September 30, 1997 (unaudited) are as follows (in thousands):


                        Quarter Ended September 30, 1997
                              Furniture                Golf          Corporate     Consolidated
                             ----------             --------         ---------     ------------

Net Sales                        $  403              $6,451          $        -     $   6,854
Operating Profit/(Loss)            (340)               (174)               (128)         (642)
Total Assets                      2,365              16,348                   -        18,713
Depreciation/Amortization            31                  68                   -            99
Capital Expenditures                 47                  74                   -           121

                        Nine Months Ended September 30, 1997
                                Furniture                Golf          Corporate    Consolidated
                               ----------            ---------         ---------    ------------
Net Sales                         $3,764             $20,275           $       -     $ 24,039
Operating Profit/(Loss)              103                 107               (237)          (27)
Total Assets                       2,365              16,348                   -       18,713
Depreciation/Amortization             67                 225                   -          292
Capital Expenditures                 102                 118                   -          220


Note 5.  DIVIDENDS

Dividends on Series C Convertible Preferred Stock have not been declared for the first three quarters of 1997 due to unavailability of funds. Series C dividends are permitted to be paid under the new loan agreement when sufficient funds become available.