Form 10-K
period 1997-12-31
LBO CAPITAL CORP
filed 1998-03-31
CIK 753557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

December 31, 1997                                                 33-19107
---------------------------                               ---------------------
(For the fiscal year ended) (Commission File No.)

                                LBO CAPITAL CORP.
             (Exact name of Registrant as specified in its charter)

Colorado                                                         38-2780733
--------------------------------------------              --------------------
(State or other jurisdiction of organization)             (I.R.S. Employer
                                                          Identification Number)

7001 Orchard Lake Road, Suite 424
West Bloomfield, MI                                                48322
----------------------------------                         --------------------
(Address of principal executive offices)                         (Zip Code)

               Registrant's telephone number, including area code:
                                 (248) 851-5651

          Securities registered pursuant to Section 12 (b) of the Act:

                                      None

          Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock, $.0001 Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: Yes X No

      As of December 31, 1997, a total of 12,100,000 shares of common stock, $.0001 par value, were outstanding and the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $220,039 based on the average of the bid and asked prices on that date ($ .055) as reported by The National Quotation Bureau, Inc.

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

      On March 15, 1988, the Registrant completed a public offering of 3,000,000 Units, each Unit consisting of one share of its common stock, one Callable Class A Warrant, one Callable Class B Warrant and one Callable Class C Warrant. The Warrants are detachable from the Units and may be traded separately in the over-the-counter market. Each Class A Warrant entitles the holder thereof to purchase at a price of $0.50, one share of Common Stock at any time until February 26, 1989. Each Class B Warrant entitled the holder thereof to purchase at a price of $0.75 one share of Common Stock at any time until August 26, 1989. Each Class C Warrant entitled the holder thereof to purchase at a price of $1.00, one share of Common Stock at any time until February 26, 1990. The expiration dates of these warrants were subsequently extended by the Board of Directors to expire on various dates, the latest being July 25, 1998. A Form 8-K was filed on July 14, 1997 reporting this extension. The Registrant received net proceeds of approximately $474,300 after payment of all costs of the offering.

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

      In 1991, the Registrant pledged 400,000 shares of Ajay to a bank as collateral for $300,000 in loans to Hendricks Manufacturing Company. On July 1, 1991, this bank declared the loan in default and foreclosed on the shares.

      The 1,480,000 and 200,000 warrants owned by the Registrant represented 7.16% of the total shares of Ajay common stock outstanding as of December 31, 1997 and December 31, 1996. The decrease is the result of new shares issued.

      Ajay's Common Stock ("AJAY") and Units ("AJAYU") are trading on the Nasdaq Small Cap and the Warrants ("AJAYW") have been traded over-the-counter since
1989 and are reported by the National Quotation Service. The following table sets forth the range of high and low trade prices for the common stock:



                                         HI                    LOW
                                       ------                 ------
      1997
      ----
      First Quarter                    $  .31                 $  .16
      Second Quarter                   $  .34                 $  .13
      Third Quarter                    $  .28                 $  .19
      Fourth Quarter                   $  .34                 $  .13


      On June 10, 1993, Thomas W. Itin, President and Chairman of the Board of Directors of the Registrant, was elected to the positions of Chairman of the Board of Directors and Chief Executive Officer of Ajay Sports, Inc. It is felt that the direct intervention by the Registrant's management into the operations of Ajay would have a positive effect on the Ajay earnings and the value of the Ajay stock held by the Registrant.

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

Employees

As of December 31, 1997, the Registrant had no employees.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Registrant's shareholders during the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS



Common Stock

      The principal market on which the Registrant's common stock, $.0001 par value, is traded on the Over-The-Counter market.

      Prices for the Common Stock have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau since March 15, 1988. The range of the bid and ask quotations for the Registrant's Common Stock during the quarters ended on the dates listed below is as follows:


                                    Bid*                        Ask*
                                 ----------                  ----------
                              HI            LOW            HI           LOW
                          --------        --------      --------      --------
1996
-------
First Quarter               $  .03        $    .03       $  .08        $  .07
Second Quarter              $  .03        $    .03       $  .08        $  .06
Third Quarter               $  .03        $    .03       $  .08        $  .08
Fourth Quarter              $  .03        $    .03       $  .08        $  .08

1997
-------
First Quarter               $  .03        $    .03       $  .10        $  .06
Second Quarter              $  .03        $    .03       $  .10        $  .08
Third Quarter               $  .03        $    .01       $  .10        $  .08
Fourth Quarter              $  .03        $    .01       $  .10        $  .08

      On December 31, 1997, the bid reported for the Common Stock was $ .03* and the ask price was $.10*.

      As of December 31, 1997, the number of record holders of the  Registrant's
Common  Stock  was  246.  This  figure  excludes  an   undetermined   number  of
shareholders whose shares are held in "street" or "nominee" name.

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

Units

      Prices for the Units have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau since March 15, 1988. The range of the bid and ask quotations for the Registrant's Units during the quarters ended on the dates listed below is as follows:

                                    Bid*                        Ask*
                                 ----------                  ----------
                              HI            LOW            HI           LOW
                          --------        --------      --------      --------
1996
-------
First Quarter               $  .03        $    .03       $  .08        $  .07
Second Quarter              $  .03        $    .03       $  .08        $  .06
Third Quarter               $  .03        $    .03       $  .08        $  .08
Fourth Quarter              $  .03        $    .03       $  .08        $  .08

1997
-------
First Quarter               $  .03        $    .03       $  .10        $  .06
Second Quarter              $  .03        $    .03       $  .10        $  .08
Third Quarter               $  .03        $    .01       $  .10        $  .08
Fourth Quarter              $  .03        $    .01       $  .10        $  .08

      Each Unit consists of one share of the Registrant's Common Stock, one Callable Class A Warrant, one Callable Class B Warrant and one Callable Class C Warrant.

      On December 31, 1997, the bid and the ask prices reported for the Units were $ .03* and $ .10*, respectively.

Warrants

 No ask or bid quotations were reported by the National Quotation Bureau, Inc. since December, 1989.

      *Prices are inter-dealer quotations as reported by the National Quotation Bureau, Inc., New York, New York, without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6.     SELECTED FINANCIAL DATA

                                   December 31
                        1997         1996       1995       1994        1993
------------------------------------------------------------------------------
Working Capital         $(560,736)  $(498,352) $(427,094) $(397,542)$(353,982)
Cash                           43          78         78        811    11,912
Marketable Securities      24,972      28,765      8,000          0         0
Notes Receivable                0           0          0          0         0
Investments in
  operating companies           0           0          0          0         0
Total Assets               24,972      28,843      8,251     15,887    44,364
Total Liabilities         585,708     527,195    435,345    407,106   375,570
Shareholders' Equity     (560,736)   (498,352)  (427,094)  (391,219) (331,206)





                                           December 31
                         1997        1996        1995       1994      1993
------------------------------------------------------------------------------

Total Operating Revenue          $0         $0          $0        $0        $0
Total Operating  Exp.        58,549     52,328      35,173    60,014   110,976
Net income (loss) before
 equity loss of affiliate   (58,549)   (52,328)    (35,173)  (60,014) (110,976)
Equity in net loss of
   affiliated company             0          0           0         0         0
Net income (loss)           (58,549)   (52,328)    (35,173)  (60,014) (110,976)
Net Income (loss)
  per common share           (  .00)    (  .00)       (.00)     (.00)     (.01)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      Working capital at December 31, 1997 was decreased by $62,384 from the period ended December 31, 1996. This was mainly caused by a net loss of $58,549 and a decrease of $3,835 in the market value of securities available for sale.

      On December 2, 1996, the Registrant had a change in its borrowing arrangements. The Registrant borrowed $325,790 from Dearborn Wheels, Inc. to repay a note payable to Michigan National Bank. The principal balance as of December 31, 1997, was $506,971. The loan is at prime plus 2% interest and is secured by all the intangible assets of the Registrant. Dearborn Wheels, Inc. is held in majority by the Registrant's President's spouse.


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

            None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

The following table sets forth the name, address, age and position of each officer and director of the Registrant:
                                                                  Term
Name and Address              Age         Position                as Director
--------------------------   -----        ------------------      ------------
Thomas W. Itin                63          President and           Since
7001 Orchard Lake Rd.                     Chairman of the         Inception
West Bloomfield, MI  48322                Board of Directors

Anthony B. Cashen             61          Secretary,              Since
RD 2 Box 203                              Treasurer and           Inception
Ghent, NY 12075                           Director

Robert W. Schwartz            53          Director                Since
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

ITEM 11.    EXECUTIVE COMPENSATION

      The Registrant reimburses its directors for expenses incurred by them in connection with business performed on the Registrant's behalf, including expenses incurred in attending meetings. In addition, directors receive a fee of $250 for each Board of Directors meeting attended. No such reimbursements were made for the period from January 1, 1990 to December 31, 1997. While none of the officers received any salary, such individuals are reimbursed for all accountable expenses incurred on behalf of the Registrant.

      See Item 13 - Certain Business Relationships and Related Transactions under Acrodyne Corporation for additional information.

      The Registrant has no defined benefit and actuarial plan providing for payments to employees upon retirement. The Registrant also has no plans for awarding stock options. No other compensation was paid to officers or directors of the Registrant from January 1, 1990 to December 31, 1997.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table contains information as of March 31, 1998 with respect to beneficial ownership of the Registrant's Common stock by each person known by the Registrant to be the beneficial owner of more than five percent thereof, by the executive officers and directors of the Registrant and by all executive officers and directors of the Registrant as a group:


                                           Common Stock
                                           Beneficially            Percent
                                           Owned (1)               of Class
                                           -------------           ----------
Thomas W. Itin                              7,599,293 (2)(3)(4)       56.3%

Anthony B. Cashen                             400,000 (4)              3.3%

Robert W. Schwartz                            100,000 (4)               .8%

Officers and Directors                      8,099,293 (3)             60.4%
as a group (3 persons)


James T. Emerson                              695,000                  5.7%
221 E. Colonial Drive
Orlando, FL  60605

      (1) Without giving effect to the exercise of outstanding Warrants except as noted in footnote 4 below.

      (2) These shares are held of record by entities of which Mr. Itin is either a principal or a beneficiary.

      (3) Includes 300,000 shares held by Mr. Itin's wife, Shirley B. Itin, either as beneficiary or custodian, of which Mr. Itin disclaims any beneficial ownership.

      (4) These shares include warrants granted on June 3, 1992 expiring December 4, 1998, to purchase one share of common stock per warrant for $.04. (Thomas W. Itin, 1,000,000, Anthony B. Cashen, 200,000, Robert W. Schwartz, 100,000)


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

Certain Business Relationships.

      In the Registrant's last full fiscal year the Registrant made payments for property and services in excess of five percent of the Registrant's consolidated gross revenues to Acrodyne, a company whose Chairman and President is a major stockholder of the Registrant. The Board of Directors of the Registrant has reviewed and approved the use of Acrodyne and has determined that the fees charged the Registrant by Acrodyne are as favorable as could be incurred by any other independent, third party business consultant. It is anticipated that the Registrant will continue to utilize Acrodyne in the future. The total sum which the Registrant paid Acrodyne for the year ended December 31, 1997 was $1,880 for the above mentioned consulting services and out-of-pocket travel expenses, staff time spent for accounting, record keeping, and utilities, but did not include fees for services of the Chairman.

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

      Pursuant to the provisions of Rule 3-09 of Regulation S-X, the Registrant is required to file separate audited financial statements of its equity basis investee, Ajay Sports, Inc. ("Ajay"). Ajay's audited financial statements for December 31, 1997 are filed within this report.

(a) (3)  Exhibits

The Articles of Incorporation and By-Laws of the Corporation are incorporated by reference to the Registrant's Registration Statement on Form S-18, effective December 16, 1987.

(b)   Reports on Form 8-K.

A Form 8-K was filed on July 14, 1997 regarding the extension of the expiration date of the Registrant's warrants from July 25, 1997 to July 25, 1998. A Form 8-K was filed on December 1, 1997 to extend the exercise period of the Registrant's warrants issued to its directors from December 4, 1997 to December 4, 1998.

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                      LBO CAPITAL CORP.
                                                      (Registrant)




                                          By: s\Thomas W. Itin
                                             --------------------------
                                              Thomas W. Itin, President
                                              & Chief Financial Officer

Date:  March 31, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the (date)

Signature                                       Title
-------------------------                 ------------------------------------

 s\Thomas W. Itin                         Chairman of the Board of Directors,
-------------------------                 Chief Executive Officer and
Thomas W. Itin                            President


 s\Anthony B. Cashen                      Secretary, Treasurer and Director
-------------------------
Anthony B. Cashen


 s\Robert W. Schwartz                     Director
-------------------------
Robert W. Schwartz

                                LBO CAPITAL CORP.








                                TABLE OF CONTENTS

                                                                          Page
Independent Auditor's Report

Financial Statements:

   Balance Sheets ........................................................  F2

   Statements of Operations ..............................................  F3

   Statements of Changes in Stockholders' Deficit.........................  F4

   Statements of Cash Flows ..............................................  F5

Notes to Consolidated Financial Statements ............................ F6-F10

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
LBO Capital Corp.

We have audited the accompanying balance sheets of LBO Capital Corp. as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LBO Capital Corp. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.




-----------------------------
Hirsch & Silberstein, P.C.

Farmington Hills,  Michigan
March 24, 1998


                                       F1

                                LBO CAPITAL CORP.
                                 BALANCE SHEETS
                        As of December 31, 1997 and 1996

                             ASSETS                           1997             1996
                                                           ------------     ------------

Current Assets
     Cash and Equivalents                                $          43    $          78
     Marketable Securities - Available for Sale                 24,929           28,765
                                                           ------------     ------------

     Total Current Assets                                       24,972           28,843

Other Assets
     Investments                                                    -0-              -0-
                                                           ------------     ------------

                  Total Assets                           $      24,972    $      28,843
                                                           ============     ============

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts Payable                                    $       4,202    $       3,703
     Accounts Payable - Related Entities                         1,060              960
     Notes Payable - Other                                     506,971          501,791
     Accrued Expenses and Taxes                                 73,475           20,741
                                                           ------------     ------------

       Total Current Liabilities                               585,708          527,195


Stockholders' Deficit
     Common Stock, $.0001 Par Value
       Authorized 100,000,000 Shares:
       Issued and Outstanding 12,100,000
       in 1997 and 1996                                          1,210            1,210
     Additional Paid-In Capital                                623,094          623,094
     Unrealized (Loss) on Available for Sale Securities        (23,467)         (19,632)
     Accumulated Deficit                                    (1,161,573)      (1,103,024)
                                                           ------------     ------------

       Total Stockholders' Deficit                            (560,736)        (498,352)
                                                           ------------     ------------

         Total Liabilities and Stockholders' Deficit            24,972           28,843
                                                           ============     ============


                        The accompanying notes are an integral
                           part of this financial statement

                                          F2

                                LBO CAPITAL CORP.
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1997, 1996, and 1995



                                                 1997             1996            1995
                                              ------------     ------------    ------------

Revenues                                    $          -0-   $          -0-  $          -0-
                                              ------------     ------------    ------------

Expenses
     Professional Services                          3,820            3,351         (15,834)
     Management Fees                                2,900            3,410           4,780
     Depreciation and Amortization                     -0-              -0-          6,323
     Interest Expenses                             52,735           44,651          38,629
     Other Expenses                                  (906)             916           1,275
     (Gain) on Disposal of Fixed Assets                -0-              -0-             -0-
                                              ------------     ------------    ------------

         Total Expenses                            58,549           52,328          35,173
                                              ------------     ------------    ------------

Loss before Income Taxes                          (58,549)         (52,328)        (35,173)

Income Tax Expense                                     -0-              -0-             -0-

                                              ------------     ------------    ------------

Net Loss                                    $     (58,549)   $     (52,328)  $     (35,173)
                                              ============     ============    ============

Net Loss Per Share                          $       (0.00)   $       (0.00)  $       (0.00)
                                              ============     ============    ============

Weighted Average Number of                     12,100,000       12,100,000      12,100,000
     Common Shares Outstanding                ============     ============    ============














                          The accompanying notes are an integral
                             part of this financial statement

                                            F3

                                                                LBO CAPITAL CORP.
                                                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                   For the Years Ended December 31, 1997, 1996, and 1995


                                                                                              Unrealized
                                                                                              (Loss) on
                                      Common Stock             Additional                     Available          Total
                               ---------------------------      Paid-In       Accumulated      For Sale      Stockholders'
                                 Shares          Amount         Capital        Deficit        Securities        Deficit
                               -----------     -----------     ----------     -----------     -----------    --------------


Balances at
     December 31, 1994         12,100,000  $        1,210  $     623,094  $   (1,015,523) $           -0- $       (391,219)

Net Loss for the Year
     Ended December 31, 1995           -0-             -0-            -0-        (35,173)           (702)          (35,875)
                               -----------     -----------     ----------     -----------     -----------    --------------

Balances at
     December 31, 1995         12,100,000  $        1,210  $     623,094  $   (1,050,696) $         (702) $       (427,094)

Net Loss for the Year
     Ended December 31, 1996           -0-             -0-            -0-        (52,328)        (18,930)          (71,258)
                               -----------     -----------     ----------     -----------     -----------    --------------

Balances at
     December 31, 1996         12,100,000  $        1,210  $     623,094  $   (1,103,024) $      (19,632) $       (498,352)

Net Loss for the Year
     Ended December 31, 1997           -0-             -0-            -0-        (58,549)         (3,835)          (62,384)
                               -----------     -----------     ----------     -----------     -----------    --------------

Balances at
     December 31, 1997         12,100,000  $        1,210  $     623,094  $   (1,161,573) $      (23,467) $       (560,736)
                               ===========     ===========     ==========     ===========     ===========    ==============








                                          The accompanying notes are an integral
                                             part of this financial statement

                                                            F4

                                                 LBO CAPITAL CORP.
                                              STATEMENTS OF CASH FLOWS
                                  For the Years Ended December 31, 1997, 1996, and 1995


                                                   1997               1996               1995
                                                -----------        -----------         ----------


Cash Flow From Operating Activities
    Net Loss                                  $    (58,549)      $    (52,328)       $   (35,173)
                                                -----------        -----------         ----------
    Adjustment to Reconcile Net Loss to
      Net Cash Provided by (Used For)
      Operating Activities
         Depreciation and Amortization                  -0-                -0-             6,323
      (Increase) Decrease In:
         Prepaid Expenses and Deposits                  -0-               173               (122)
      Increase (Decrease) In:
         Accounts Payable                              499             (2,371)           (29,849)
         Accrued Expenses and Taxes                 52,836             17,231            (18,660)
                                                -----------        -----------         ----------

           Total Adjustments                        53,335             15,033            (42,308)
                                                -----------        -----------         ----------

           Net Cash Used For Operations             (5,214)           (37,295)           (77,481)
                                                -----------        -----------         ----------

Cash Used For Investing Activities
      Purchase of Marketable Securities                 -0-           (39,695)                -0-
                                                -----------        -----------         ----------

           Net Cash Used For
             Investing Activities                       -0-           (39,695)                -0-
                                                -----------        -----------         ----------

Cash Provided by (Used For)  Financing Activities
         Payments on Notes - Related                    -0-                -0-            (5,953)
         Payments  on Notes -  Bank                     -0-          (325,000)                -0-
         Payments  on Notes - Other                     -0-                -0-          (242,299)
         Proceeds from Notes - Other                 5,180            401,990                 -0-
         Proceeds from Notes - Bank                     -0-                -0-           325,000
                                                -----------        -----------         ----------

           Net Cash Provided By
           Financing Activities                      5,180             76,990             76,748
                                                -----------        -----------         ----------

Decrease in Cash and Equivalents                       (35)                 0               (733)

Cash and Equivalents at Beginning of Year               78                 78                811
                                                -----------        -----------         ----------

Cash and Equivalents at End of Year           $         43       $         78        $        78
                                                ===========        ===========         ==========


                             The accompanying notes are an integral
                                part of this financial statement

                                               F5

                                LBO CAPITAL CORP.

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995




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

      Equipment and Depreciation

            Equipment  was  stated  at cost.  Depreciation  was  computed  for financial reporting purposes on a straight-line basis over an estimated life of 5 years. Depreciation expense for the years ended  December  31,  1997,  1996 and 1995 was $0,  $0 and  $6,323
            respectively. At December 31, 1995, the remaining computer equipment that was previously leased to an investee was determined to be obsolete and written off the books of the Company.

      Income Taxes

            At December 31, 1997, the Company has a net operating loss available for carryforward totaling approximately $903,878. The operating loss carryforward expires in various amounts by the year ended December 31, 2012.


                                       F6

      Net Loss Per Share

            Net loss per share is computed using weighted average shares outstanding without giving effect to the common stock warrants, as the effect would be antidilutive.

Note 2. Marketable Securities

      The Company's marketable securities available for sale are recorded at fair market value.

                                         Market Value
                           ----------------------------------------
                           Investment     Per Share     Aggregate
      1997
      -------
      Enercorp, Inc.          $48,397         $1.625        $24,929

      1996
      -------
      Enercorp, Inc.          $48,397         $1.875        $28,765



Note 3. Investments

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


      All of the Ajay shares are pledged as security for a note payable (see note 4).

      The stock of Ajay is traded over-the-counter and is reported by the National Quotation Service. The following table sets forth the range of high and low trade prices given quarterly by NASDAQ.


                                      HI         LOW
                                   -------     -------
            1997
            -----
            First Quarter          $  .31      $  .16
            Second Quarter         $  .34      $  .13
            Third Quarter          $  .28      $  .19
            Fourth Quarter         $  .34      $  .13

Note 4. Notes Payable

      During 1997, the Company borrowed $5,180 from Dearborn Wheels, Inc. The proceeds were used to meet current operating needs.

      On December 2, 1996, the Registrant had a change in its borrowing arrangements. The Registrant borrowed $325,790 from Dearborn Wheels, Inc. to repay a note payable to Michigan National Bank. The principal balance as of December 31, 1997, was $506,971. The loan is at prime plus 2% interest and is secured by all the intangible assets of the Registrant. Dearborn Wheels, Inc. is held in majority by the Registrant's President's spouse. This note bears interest of prime plus 2%, matures on August 26, 1998 and is secured by all the assets of the Company.

                                       F8

Note 5. Capital Stock

      The Company completed a public offering on March 15, 1988 consisting of 3,000,000 units at $.20 each. Each unit consisted of one common share, one callable class A common stock purchase warrant, one callable Class B common stock purchase warrant and one callable Class C common stock purchase warrant. Each Class A warrant entitles the warrant holder to purchase one share of common stock for $.50, each Class B warrant entitles the warrant holder to purchase one share of common stock for $.75, and each Class C common stock purchase warrant entitles the warrant holder to purchase one share of common for $1.00. The Class A, B and C warrants were originally exercisable within twelve, eighteen and twenty-four months respectively, from February 26, 1988. All warrants have been extended until July 25, 1998. As of December 31, 1997, no warrants had been exercised. The Company has the right to call any or all warrants at a redemption price of $.0001 per warrant.

      On June 3, 1992 the Company issued 3,000,000 shares of its common stock, valued at $.04 per share (fair market value on that date, per the National Quotation Bureau, Inc.), to an officer and director in exchange for a reduction of $120,000 in a note to a related company.

      The Company granted to its directors a total of 1,300,000 warrants, expiring December 4, 1998. Each warrant enables the owner to purchase one share of common stock for $.04 per share.

Note 6.  Management Fees

      The Company does not employ any personnel. Per a management fee agreement with Acrodyne Corporation, a related entity, the Company pays direct labor costs plus overhead for management services rendered.

Note 7.  Cash Flows Disclosure

      Interest and income taxes paid for the years ended December 31, 1997, 1996 and 1995 were as follows:

                          1997                1996              1995
                    ------------           ----------         ----------
      Interest      $        -0-           $  27,420          $  57,878
                    ============           ==========         ==========

      Income Taxes  $        -0-           $     -0-          $     -0-
                    ============           ==========         ==========

                                       F9

Note 8.  Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.



                                      F10

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        as of December 31, 1997 and 1996
                      (in thousands, except share amounts)

ASSETS                                                                          December 31,       December 31,
                                                                                    1997               1996
                                                                               ----------------   ----------------
Current assets:
     Cash                                                                    $             234  $              64
     Accounts receivable, net of allowance of $243 and $140,
         respectively                                                                    5,060              5,274
     Inventories                                                                         6,398              7,957
     Prepaid expenses and other                                                            304                362
     Deferred tax benefit                                                                  363                363
                                                                               ----------------   ----------------

            Total current assets                                                        12,359             14,020

Fixed assets, net                                                                        1,723              1,822
Other assets                                                                               106                320
Deferred tax benefit                                                                       756                756
Goodwill                                                                                 1,670              1,709
                                                                               ----------------   ----------------

            Total assets                                                     $          16,614  $          18,627
                                                                               ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Notes payable to affiliates                                             $             160  $             885
     Notes payable to banks                                                                107              6,104
     Current portion of capital lease                                                        4                  9
     Accounts payable                                                                    3,204              3,107
     Accrued expenses                                                                      684                567
                                                                               ----------------   ----------------

            Total current liabilities                                                    4,159             10,672

Notes payable to affiliates  -  long term                                                4,212                 -0-
Notes payable to banks - long term                                                       9,017              5,213
Commitments and contingencies                                                               -0-                -0-
                                                                               ----------------   ----------------
                                                                                        17,388             15,885
                                                                               ----------------   ----------------
Stockholders' equity (deficit):
     Preferred stock - 10,000,000 shares authorized
         Series B, $0.01 par value, 12,500
            shares outstanding at liquidation value                                      1,250              1,250
         Series C, $10.00 par value, 296,170 shares
            outstanding at stated value                                                  2,962              2,962
     Common stock, $0.01 par value, 100,000,000 shares authorized,
         23,274,039 shares outstanding                                                     233                233
     Additional paid-in capital                                                          9,313              9,313
     Accumulated deficit                                                               (14,532)           (11,016)
                                                                               ----------------   ----------------

            Total stockholders' equity (deficit)                                          (774)             2,742
                                                                               ----------------   ----------------

Total liabilities and stockholders' equity                                   $          16,614  $          18,627
                                                                               ================   ================

              The accompanying notes are an integral part of the consolidated financial statements.

                                                          F-2

                                                          AJAY SPORTS, INC. AND SUBSIDIARIES
                                                          Consolidated Statements of Operations
                                                       for the years ended December 31, 1997, 1996 and 1995
                                                           (in thousands, except per share amounts)

                                                                                    Year Ended
                                                               ------------------------------------------------------
                                                                December 31,       December 31,        December 31,
                                                                    1997               1996                1995
                                                               ----------------   ----------------    ---------------
Operating data:
     Net sales                                               $          30,330  $          24,341   $         18,728
     Cost of sales                                                      26,585             20,759             15,291
                                                               ----------------   ----------------    ---------------
         Gross profit                                                    3,745              3,582              3,437
     Selling, general and administrative expenses                        5,837              5,067              3,247
                                                               ----------------   ----------------    ---------------

     Operating income (loss)                                            (2,092)            (1,485)               190
                                                               ----------------   ----------------    ---------------

Nonoperating income (expense):
     Interest expense - net                                             (1,280)            (1,103)              (801)
     Other, net                                                           (144)               (38)               (41)
                                                               ----------------   ----------------    ---------------

     Total non operating expense                                        (1,424)            (1,141)              (842)
                                                               ----------------   ----------------    ---------------

Income (loss) before income taxes                                       (3,516)            (2,626)              (652)

Income tax expense (benefit)                                                -0-              (893)              (208)
                                                               ----------------   ----------------    ---------------

Net loss                                                     $          (3,516) $          (1,733)  $           (444)
                                                               ================   ================    ===============

Basic and diluted earnings per share                         $            (0.17)$           (0.09)  $          (0.03)
                                                               ================   ================    ===============

Weighted average common and common stock
     equivalent shares outstanding                                      23,274             23,242             22,722
                                                               ================   ================    ===============






















               The accompanying notes are an integral part of the consolidated financial statements.

                                     AJAY SPORTS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995
                                                    (in thousands, except shares)



                                          Preferred Stock           Common Stock                                           Total
                                        -----------------------------------------------  Add'l Paid-in     Accum       Stockholders-
                                          Shares     Amount       Shares        Amount      Capital      (Deficit)         Equity
                                        ----------- ---------  --------------  --------- --------------  ----------- ---------------
Balances at January 1, 1995                 12,500     1,250      22,533,637 $      225          8,961 $     (8,401)          2,035

Common stock issued to ESOP                 -          -              12,000         -               4            -               4

Stock issued to fund acquisition            -          -             895,054          9            572            -             581

Common stock issued to affiliate
  for acquisition services                  -          -             100,000          1             37            -              38

Common stock issued in lieu of
  wages to officer                          -          -              34,000          1              9            -              10

Preferred stock public offering            325,000     3,250         -                -           (386)           -           2,864

Preferred stock converted into
  common stock                             (11,210)     (112)        163,055          2            110            -               -

Common shares received as
  an acquisition cost adjustment            -          -            (400,000)        (4)          (184)           -            (188)

Dividends                                   -          -             -            -            -               (136)           (136)

Net loss                                    -          -             -            -            -               (444)           (444)
                                        ----------- ---------  --------------  --------- --------------  ----------- --------------

Balances at December 31, 1995              326,290     4,388      23,337,746        234          9,123       (8,981)          4,764

Common shares received as an
  acquisition incentive adjustment          -          -            (350,000)        (3)             4       -                   -

Preferred stock converted into
  common stock                             (17,620)     (176)        256,293          2            174       -                   -

Stock option exercise                       -          -              30,000      -                 12       -                  12

Dividends                                   -          -             -            -            -               (301)           (301)

Net loss                                    -          -             -            -            -             (1,733)         (1,733)
                                        ----------- ---------  --------------  --------- --------------  ----------- ---------------

Balances at December 31, 1996              308,670     4,212      23,274,039        233          9,313      (11,015)          2,742

Net loss                                    -          -             -            -            -             (3,516)         (3,516)
                                        --------------------------------------------------------------------------------------------

Balances at December 31, 1997              308,670  $  4,212      23,274,039 $      233  $       9,313 $    (14,531)           (774)
                                        =========== =========  ==============  ========= ==============  ===========  ==============

                        The accompanying notes are an integral part of the consolidated financial statements.



                                                       AJAY SPORTS, INC. AND SUBSIDIARIES
                                                      Consolidated Statements of Cash Flows
                                                   for the years ended December 31, 1997, 1996 and 1995
                                                                           (in thousands)



                                                                                  1997            1996            1995
                                                                               ------------    ------------   -------------
Cash flows from operating activities:

     Net loss                                                                $      (3,516)  $      (1,733) $         (444)
     Adjustments to reconcile to net cash flows from operating
         activities:
     Loss on sale of assets                                                             42               6              -0-
     Depreciation and amortization                                                     358             366             219
     (Increase) decrease in accounts receivable, net                                   214             (78)         (3,496)
     (Increase) decrease in inventories                                              1,559             952          (3,123)
     (Increase) in deferred tax benefits                                                -0-           (911)           (208)
     (Increase) decrease in prepaid expenses                                            58               3            (154)
     (Increase) decrease in other assets                                               202             (84)            (66)
     Increase in accounts payable                                                       97             945             852
     Increase (decrease) in accrued expenses                                           186             (64)            141
                                                                               ------------    ------------   -------------

         Net cash (used in) operating activities                                      (800)           (598)         (6,279)
                                                                               ------------    ------------   -------------

Cash flows from investing activities:

     Acquisitions of property plant and equipment                                     (250)           (276)           (787)
     Goodwill associated with acquisitions                                              -0-           (387)         (1,329)
     Proceeds from sale of equipment                                                    -0-             -0-              5
     Disposal of equipment                                                              -0-            (29)             -0-
                                                                               ------------    ------------   -------------

         Net cash (used in) investing activities                                      (250)           (692)         (2,111)
                                                                               ------------    ------------   -------------

Cash flows from financing activities:

     Proceeds from issuance of notes payable to affiliates                           3,487             885              -0-
     Net increase (decrease) in bank notes payable                                  (2,193)            396          10,777
     Payments on notes payable - affiliate                                              -0-             -0-         (5,369)
     Dividends paid                                                                    (74)           (301)            (58)
     Proceeds from preferred stock offering, net of related costs                       -0-             -0-          2,864
     Stock issued in acquisitions                                                       -0-             -0-            433
     Stock options exercised                                                            -0-             12              -0-
                                                                               ------------    ------------   -------------

         Net cash provided by financing activities                                   1,220             992           8,647
                                                                               ------------    ------------   -------------

Net increase (decrease) in cash                                                        170            (298)            257

Cash at beginning of period                                                             64             362             105
                                                                               ------------    ------------   -------------
                                                                                                              -------------

Cash at end of period                                                        $         234   $          64  $          362
                                                                               ============    ============   =============




            The accompanying notes are an integral part of the consolidated financial statements.