Form 10-Q
period 1998-03-31
LBO CAPITAL CORP
filed 1998-05-15
CIK 753557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended                           Commission File No.
March 31, 1998                                  33-19107
--------------                                  ------------------

                                LBO Capital Corp.
             (Exact name of Registrant as Specified in its Charter)

Colorado                                                            38-2780733
-------------------------------                            -------------------
(State or Other Jurisdiction                                     (IRS Employer
 of Incorporation or Organization)                         Identification No.)




7001 Orchard Lake Road, Suite 424
West Bloomfield MI                                                  48322-3608
---------------------------------------                            -----------
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

As of May 11, 1998 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

                           LBO CAPITAL CORP.

               Form 10-Q Filing of Quarter Ended March 31, 1998

                                      INDEX
                                                                            Page
                                                                          Number

Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Balance Sheets
               March 31, 1998 (Unaudited) and December 31, 1997              3

            Statements of Operations (Unaudited)
               Three months ended March 31, 1998 and 1997                    4

            Statements of Cash Flows (Unaudited)
               Three months ended March 31, 1998 and 1997                    5

            Notes to Financial Statements (Unaudited)                        7

Item 2.     Management's  Discussion  and  Analysis  of  Financial
            Statements (Unaudited)                                         6-7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 7

            Financial Statements of Ajay Sports, Inc.
            as of March 31, 1998                                           9-x


            Signature Page                                                   x


Note: No other information is included in answer to any item under Part II as those other Items are either not applicable, or if applicable, the answer is negative.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                   LBO CAPITAL CORP.
                                     BALANCE SHEETS


                                                      (Unaudited)
                                                      March 31,              December 31,
                                                        1998                      1997
                                                    -------------------------------------

                                         ASSETS
Current Assets:
    Cash and Equivalents                            $          48          $          43
    Marketable Securities - Available for Sale             38,353                 24,929
                                                      ------------           ------------

      Total Current Assets                                 38,401                 24,972


TOTAL ASSETS                                        $      38,401          $      24,972
                                                      ============           ============


                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable                                            2,788                  4,202
    Accounts Payable - Related Entities                     1,780                  1,060
    Notes Payable - Other                                 508,561                506,971
    Accrued Expenses and Taxes                             86,627                 73,475
                                                      ------------           ------------
      Total Current Liabilities                           599,756                585,708

Stockholders' Equity
 Common Stock, $.0001 par value;
   Authorized 100,000,000 Shares;
   Issued and Outstanding 12,100,000 shares                 1,210                  1,210
 Additional Paid-In Capital                               623,094                623,094
 Unrealized Gain(Loss) on Available for Sale Securities   (10,043)               (23,467)
 Accumulated Deficit                                   (1,175,615)            (1,161,573)
                                                       ------------           ------------

      Total Stockholders' Deficit                        (561,355)              (560,736)

                                                      ------------           ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT           $      38,401          $      24,972
                                                      ============           ============


                       See notes to financial statements.

                                            LBO CAPITAL CORP.
                                       STATEMENTS OF OPERATIONS



                                                         For the Three Months Ended March 31,
                                                           1998               1997
                                                       --------------  -------------------



REVENUES:                                               $         -0-      $           -0-

EXPENSES:
     Professional Services                                       140               (1,368)
     Management Fees                                             720                  820
     Interest Expense                                         13,151               12,736
     Other Expenses                                               30                   83
                                                          -----------        -------------

            Total Expenses                                    14,041               12,271
                                                          -----------        -------------

Income (Loss) Before Income Taxes                            (14,041)             (12,271)

Income Tax Expense (Benefit):
     Currently Payable                                            -0-                  -0-
                                                          -----------        -------------

      Net Income (Loss)                                 $    (14,041)      $      (12,271)
                                                          ===========        =============

       Net Income (Loss) per Share                      $       (.00)      $         (.00)
                                                          ===========        =============

       Weighted Average Number of Common Shares
          Outstanding                                     12,100,000           12,100,000
                                                          ===========        =============
















                           See notes to financial statements.

                                            4

                                            LBO CAPITAL CORP.
                                                CASH FLOWS


                                                   (Unaudited)
                                                   March 31,                    March 31,
                                                      1998                        1997
                                                 ----------------------------------------

Cash Flows for Operating Activities:
Net Loss                                           $    (14,041)            $    (12,271)
                                                     -----------              -----------
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Changes in Assets and Liabilities:
  (Increase) Decrease in:
    Prepaid Expenses and Deposits                            -0-                      -0-
  (Decrease) Increase in:
    Accounts Payable                                     (1,415)                  (2,972)
    Accounts Payable - Related Entities                     720                     (140)
    Accrued Expenses and Taxes                           13,151                   12,736
                                                     -----------              -----------

        Total Adjustments                                12,456                    9,624
                                                     -----------              -----------


Net Cash (Used for) Operations                           (1,585)                  (2,647)


Cash (Used for) Investing Activities
  Marketable Securities Available for Sale                   -0-                      -0-
                                                     -----------              -----------
                                                              0                        0

Cash Flows from Financing Activities:
  Payments on Notes Payable - Related Entity                 -0-                      -0-
  Proceeds on Notes Payable                               1,590                    2,650
                                                     -----------              -----------

            Net Cash Provided by Financing Activities     1,590                    2,650
                                                     -----------              -----------

Net Increase (Decrease) in Cash                               5                        3

Cash and Cash Equivalents:
  At Beginning of Period                                     43                       78
                                                     -----------              -----------

  At End of Period                               $           48            $          81
                                                     ===========              ===========

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                  $           -0-           $          -0-
                                                     ===========              ===========






                                  See notes to financial statements

                                           5


                                LBO CAPITAL CORP
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

      NOTE 1.  INTERIM FINANCIAL STATEMENTS

      The accompanying financial statements of LBO Capital Corp. ("the Company") have been prepared by the Company without audit by independent accountants, except for the balance sheet at December 31, 1997. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report 10-K. The results for the three-month periods ended March 31, 1998 are not necessarily indicative of future financial results.

      NOTE 2.  INVESTMENTS.

     As previously reported, the Company had acquired 1,880,000 shares of the restricted common stock of Ajay Sports, Inc. ("Ajay") in April 1989, for $182,000. Subsequently, this was reduced to 1,480,000 shares. As a result of recording the Company's equity in net losses of Ajay, the carrying value of this investment is zero. The Company also obtained 200,000 warrants of Ajay at that time. Each warrant entitles the Company to purchase one share of Ajay common stock at $.34. These warrants expire June 13, 1999. On November 9, 1998, in return for various services rendered on behalf of Ajay, the Board of Ajay agreed to reduce the Registrant's warrant exercise price to $.18, a rate which is currently in effect.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (a) Material Changes in Financial Condition

      Working capital decreased by $617 in the three-month period ended March 31, 1998 due to the net loss of $14,041 offset by the increase in unrealized gain on investments of $13,424 for the three months ended March 31, 1998.

      (b) Results of Operations

      Registrant's operations for the three months ended March 31, 1998 resulted in a loss of $14,041. This was due mainly to interest expense of $13,151 and management fees of $720.

Liquidity and Capital Resources

      The Registrant is currently meeting its cash needs from borrowing from a company. There is no assurance that this will continue in future years. The Registrant's principal asset is its investment in marketable securities of Ajay, which it has held for over seven years. These shares are carried at a zero value on the Registrant's Balance Sheet as a result of recording the Registrant's equity in net losses of Ajay. The market value of Ajay stock on March 31, 1998 as listed in the NASDAQ Small-Cap Issues was $0.1250 per share. The approximate market value of the Registrant's 1,480,000 shares was $185,000 on that date. The Registrant also owns 15,341 shares of Enercorp, Inc. common stock. These shares are carried at their fair market value of $2.50 per share at March 31, 1998, which is $10,043 below cost. These shares could be liquidated to meet cash flow needs if necessary.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      Pursuant to the provisions of Reg. ss. 210.3-09 of Regulation S-X, the Registrant is required to file separate financial statements of its equity basis investee Ajay, which financial statements for March 31, 1998 are filed herewith.

(b)   Reports on Form 8-K.

      None

                                LBO CAPITAL CORP.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 1998


                                 Signature Page




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LBO CAPITAL CORP.
                                  (Registrant)


                                         By  s\Thomas W. Itin
                                           ---------------------------
                                           Thomas W. Itin, President,
                                           Chairman of Board of Directors



      Date signed:  May 14, 1998

Item 1.      FINANCIAL STATEMENTS


                                                                  AJAY SPORTS, INC. AND SUBSIDIARIES
                                                                     CONSOLIDATED BALANCE SHEETS
                                                                                      (IN THOUSANDS)


                                                                                    March 31, 1998                    December 31,
                                                                                      (Unaudited)                      1997
ASSETS                                                                            -------------------              ----------------

Current assets:
     Cash                                                                       $                  99         $                234
     Trade accounts receivable, net                                                             5,999                        5,060
     Inventories                                                                                6,765                        6,398
     Prepaid expenses and other                                                                   305                          304
     Deferred tax benefit                                                                         363                          363
                                                                                            ----------                  ----------
                    Total current assets                                                       13,531                       12,359

Fixed assets, net                                                                               1,661                        1,723
Other assets                                                                                      261                          106
Deferred tax benefit                                                                              756                          756
Goodwill                                                                                        1,654                        1,670
                                                                                            ----------                  ----------
                   Total assets                                                 $              17,863         $             16,614
                                                                                            ==========                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (deficit)

Current liabilities:
      Notes payable to affiliates                                               $                 160         $                160
      Notes payable to banks                                                                      105                          107
      Current portion of capital lease                                                              4                            4
      Accounts payable                                                                          4,000                        3,204
      Accrued expenses                                                                            714                          684
                                                                                            ----------                  -----------
                    Total current liabilities                                                   4,983                        4,159

Notes payable to affiliates - long term                                                         4,224                        4,212
Notes payable to banks  -  long term                                                            9,393                        9,017

Stockholders' equity:
      Preferred stock, 10,000,000 shares authorized,
            Series B, $0.01 par value, 12,500 shares outstanding
            at liquidation value                                                                1,250                        1,250
            Series C, $0.01 par value, 296,170 shares
            outstanding at stated value                                                         2,962                        2,962
      Common stock, $.01 par value 100,000,000 shares authorized,
            23,274,039 shares outstanding                                                         233                          233
Additional paid-in capital                                                                      9,313                        9,313
Accumulated deficit                                                                           (14,495)                     (14,532)
                                                                                            ----------                  -----------
            Total stockholders' equity (deficit)                                                 (737)                        (774)
                                                                                            ----------                  -----------
            Total liabilities and stockholders' equity                          $              17,863         $             16,614
                                                                                            ==========                  ===========





                                                    AJAY SPORTS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                            (UNAUDITED)



                                                                              Three  Months
                                                                           Ended  March  31,
                                                                      1998               1997
                                                                   ----------        ----------

Net sales                                                    $         7,598      $      7,601

Cost of sales                                                          6,330             6,143
                                                                  ------------       ----------                           -
      Gross profit                                                     1,268             1,458

Selling, general and                                                   1,028             1,168
   administrative expenses                                        ------------       ----------

      Operating income                                                   240               290

Non-operating expense:
      Interest expense, net                                              335               278
      Other, net                                                        (136)                5
                                                                  -------------      -----------
      Total non-operating expense                                        199               283
                                                                  -------------      -----------
Income (loss) before income taxes                                         41                 7

Income tax expense (benefit)                                               -                 2
                                                                  -------------      -----------                                  -
Net income (loss)                                            $            41       $         5
                                                                  =============      ===========
Basic and diluted earnings per share *                       $          0.00       $       0.00
                                                                  =============      ===========

Weighted average common shares outstanding                            23,274              23,274
                                                                  =============      ===========




*  Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common shares outstanding.



                                                         AJAY SPORTS, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (IN THOUSANDS), (UNAUDITED)   )



                                                                               Three  Months
                                                                              Ended  March 31,
                                                                          1998              1997
                                                                     -----------        ------------

Cash flows from operating activities:

     Net income                                                  $            41        $          5
      Adjustments to reconcile to net cash flows from
      operating activities:
      Depreciation and amortization                                          101                   91
      Change in assets [(increase)/decrease] and
       liabilities [increase/(decrease)]:
      Trade accounts receivable, net                                        (939)              (1,962)
       Inventories                                                          (367)                 468
       Prepaid expenses and other current assets                               -                 (236)
       Other assets                                                         (155)                   4
       Deferred tax benefits                                                   -                    2
       Accounts payable                                                      796                  694
      Accrued expenses                                                        25                  137
                                                                     -----------          ------------
                    Net cash used in
                    operating activities                                    (498)                (797)
                                                                     -----------          ------------
Cash flows from investing activities:
       Acquisitions of property, plant, equipment                            (23)                 (44)
                                                                     -----------          ------------

                     Net cash used in
                     investing activities                                    (23)                 (44)
                                                                     -----------          ------------
Cash flows from financing activities:
        Proceeds from notes payable to affiliates                             12                    -
        Net change in bank loan                                              374                1,049
        Dividends                                                              -                  (82)
                                                                     -----------          ------------
                      Net cash provided by
                      financing activities                                   386                  967
                                                                     -----------          ------------
Net increase (decrease) in cash                                             (135)                 126
Cash at beginning of period                                                  234                   64
                                                                     -----------          ------------
Cash at end of period                                              $          99      $           190
                                                                     ===========          ============
Supplemental disclosures of cash flow information:
       Cash paid for interest                                      $         286      $           277
                                                                     ===========          ============
       Cash paid for income tax                                                -                    -
                                                                     ===========          ============

                                       3