Form 10-Q
period 1998-06-30
LBO CAPITAL CORP
filed 1998-08-03
CIK 753557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                           Commission File No.
June 30, 1998                                   33-19107
-------------                                   ---------

                                LBO Capital Corp.
             (Exact name of Registrant as Specified in its Charter)

Colorado                                                            38-2780733
----------------------------                               --------------------
(State or Other Jurisdiction                                     (IRS Employer
 of Incorporation or Organization)                         Identification No.)




7001 Orchard Lake Road, Suite 424
West Bloomfield MI                                                  48322-3608
---------------------------------------                             ----------
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

As of July 28, 1998, a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

                                LBO CAPITAL CORP.

                 Form 10-Q Filing of Quarter Ended June 30, 1998

                                      INDEX
                                                                            Page
                                                                          Number

Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Balance Sheets
               June 30, 1998 (Unaudited) and December 31, 1997               3

            Statements of Operations (Unaudited)
               Six months ended June 30, 1998 and 1997                       4

            Statements of Cash Flows (Unaudited)
               Six months ended June 30, 1998 and 1997                       5

            Notes to Financial Statements (Unaudited)                        6

Item 2.     Management's  Discussion  and  Analysis  of  Financial
            Statements (Unaudited)                                         6-7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 8

            Financial Statements of Ajay Sports, Inc.
            as of June 30, 1998                                            9-x


            Signature Page                                                   x


Note: No other information is included in answer to any item under Part 11 as those other Items are either not applicable, or if applicable, the answer is negative.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                   LBO CAPITAL CORP.
                                     BALANCE SHEETS


                                                      (Unaudited)
                                                      June 30,         December 31,
                                                        1998               1997
                                                    -------------------------------------

                                         ASSETS
Current Assets:
    Cash and Equivalents                            $          35          $          43
    Marketable Securities - Available for Sale             69,994                 24,929
                                                      ------------           ------------

      Total Current Assets                                 70,029                 24,972


TOTAL ASSETS                                        $      70,029          $      24,972
                                                      ============           ============


                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable                                    $         731                  4,202
    Accounts Payable - Related Entities                       210                  1,060
    Notes Payable - Other                                 512,451                506,971
    Accrued Expenses and Taxes                            100,001                 73,475
                                                        ------------           ------------
      Total Current Liabilities                           613,393                585,708

Stockholders' Equity
    Common Stock, $.0001 par value;
      Authorized 100,000,000 Shares;
      Issued and Outstanding 12,100,000 shares              1,210                  1,210
    Additional Paid-In Capital                            623,094                623,094
    Unrealized Gain(Loss) on Available for Sale Securities 21,597                (23,467)
    Accumulated Deficit                                (1,189,265)            (1,161,573)
                                                       ------------           ------------

      Total Stockholders' Deficit                        (543,364)              (560,736)
                                                        ------------           ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT           $      70,029          $      24,972
                                                        ============           ============


                       See notes to financial statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                                       LBO CAPITAL CORP.
                                                    STATEMENTS OF OPERATIONS



                                                     For the Three Months Ended June 30,   For the Six Months Ended June 30,
                                                       1998                1997                1998                 1997
                                                   -------------       --------------       ------------       ------------



REVENUES:                                          $         -0-      $           -0-         $         -0-      $            -0-

EXPENSES:
     Professional Services                                 (459)               1,305                  (319)                  (63)
     Management Fees                                        690                  810                 1,410                 1,630
     Interest Expense                                    13,374               13,189                26,525                25,925
     Recovery of Bad Debt                                    -0-                (810)                   -0-                 (810)
     Other Expenses                                          45                 (441)                   75                  (358)
                                                     -----------        -------------           -----------        --------------

            Total Expenses                               13,650               14,054                27,691                26,325
                                                     -----------        -------------           -----------        --------------

Income (Loss) Before Income Taxes                       (13,650)             (14,054)              (27,691)              (26,325)

Income Tax Expense (Benefit):
     Currently Payable                                       -0-                  -0-                   -0-                   -0-
                                                     -----------        -------------           -----------        --------------

      Net Income (Loss)                            $    (13,650)      $      (14,054)         $    (27,691)      $       (26,325)
                                                     ===========        =============           ===========        ==============

       Net Income (Loss) per Share                 $       (.00)      $         (.00)         $       (.00)      $          (.00)
                                                     ===========        =============           ===========        ==============

       Weighted Average Number of Common Shares
          Outstanding                                12,100,000           12,100,000            12,100,000            12,100,000
                                                     ===========        =============           ===========        ==============






                                             See notes to financial statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                LBO CAPITAL CORP.
                                   CASH FLOWS


                                                   (Unaudited)
                                                    June 30,            June 30,
                                                      1998                1997
                                                 ------------------    ------------------

Cash Flows for Operating Activities:
Net Loss                                           $    (27,691)            $    (26,325)
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Changes in Assets and Liabilities:
  (Decrease) Increase in:
    Accounts Payable                                     (3,472)                  (2,972)
    Accounts Payable - Related Entities                    (850)                    (750)
    Accrued Expenses and Taxes                           26,525                   25,925
                                                     -----------              -----------

        Total Adjustments                                22,203                   22,203
                                                     -----------              -----------


Net Cash (Used for) Operations                           (5,488)                  (4,122)


Cash (Used for) Investing Activities
  Marketable Securities Available for Sale                   -0-                      -0-
                                                     -----------              -----------
                                                             -0-                      -0-

Cash Flows from Financing Activities:
  Proceeds on Notes Payable                               5,480                    4,450
                                                     -----------              -----------

            Net Cash Provided by Financing Activities     5,480                    4,450
                                                     -----------              -----------

Net Increase (Decrease) in Cash                              (8)                     328

Cash and Cash Equivalents:
  At Beginning of Period                                     43                       78
                                                     -----------              -----------

  At End of Period                               $           35            $         406
                                                     ===========              ===========

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                  $           -0-           $          -0-
                                                     ===========              ===========






                       See notes to financial statements.

                                LBO CAPITAL CORP
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

      NOTE 1.  INTERIM FINANCIAL STATEMENTS

      The accompanying financial statements of LBO Capital Corp. ("the Company") have been prepared by the Company without audit by independent accountants, except for the balance sheet at December 31, 1997. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 1998 and December 31, 1997, and the results of operations and cash flows for the six month periods ended June 30, 1998 and 1997.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report 10-K. The results for the six-month periods ended June 30, 1998 are not necessarily indicative of future financial results.

      NOTE 2.  INVESTMENTS.

      As previously reported, the Company had acquired 1,880,000 shares of the restricted common stock of Ajay Sports, Inc. ("Ajay") in April 1989, for $182,000. Subsequently, this was reduced to 1,480,000 shares. As a result of recording the Company's equity in net losses of Ajay, the carrying value of this investment is zero. The Company also obtained 200,000 warrants of Ajay at that time. Each warrant entitles the Company to purchase one share of Ajay common stock at $.18. These warrants expire June 13, 1999.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (a) Material Changes in Financial Condition

      Working capital increased by $17,372 in the six-month period ended June 30, 1998 due to the net loss of $27,691 and an increase in unrealized gain on investments of $45,063 for the six months ended June 30, 1998.

      (b) Results of Operations

      Registrant's operations for the six months ended June 30, 1998 resulted in a loss of $27,691. This was due mainly to interest expense of $26,524.

Liquidity and Capital Resources

      The Registrant is currently meeting its cash needs from borrowing from an affiliate company. There is no assurance that this will continue in future years. The Registrant's principal asset is its investment in marketable securities of Ajay, which it has held for over eight years. These shares are carried at a zero value on the Registrant's Balance Sheet as a result of recording the Registrant's equity in net losses of Ajay. The market value of Ajay stock on June 30, 1998 as listed in the NASDAQ Small-Cap Issues was $0.15625 per share. The approximate market value of the Registrant's 1,480,000 shares was $231,250 on that date. The Registrant also owns 15,341 shares of Enercorp, Inc. common stock. These shares are carried at their fair market value of $4.5625 per share at June 30, 1998, which is $69,994. These shares could be liquidated to meet cash flow needs if necessary.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      Pursuant to the provisions of Reg. ss. 210.3-09 of Regulation S-X, the Registrant is required to file separate financial statements of its equity basis investee Ajay, which financial statements for June 30, 1998 are filed herewith.

(b)   Reports on Form 8-K.

      None

                                LBO CAPITAL CORP.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 1998


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

                                LBO CAPITAL CORP.
                                -----------------
                                  (Registrant)


                                                By  s\Thomas W. Itin
                                                    -----------------------
                                                  Thomas W. Itin, President,
                                                  Chairman    of    Board   of
                                                  Directors




      Date signed: July 31, 1998

PART  I.   FINANCIAL  INFORMATION

Item 1.      FINANCIAL STATEMENTS

                                                                  AJAY SPORTS, INC. AND SUBSIDIARIES
                                                                     CONSOLIDATED BALANCE SHEETS
                                                                                      (IN THOUSANDS)


                                                                                June 30, 1998                       December 31,
                                                                                (Unaudited)                                1997
ASSETS                                                                                    -                                -
Current assets:
     Cash and cash equivalents                                                 $         66                       $      234
     Trade accounts receivable, net                                                   6,249                            5,060
     Inventories                                                                      5,759                            6,398
     Prepaid expenses and other current assets                                          372                              304
     Deferred tax benefit                                                               363                              363
                                                                                    ----------                      ---------
                    Total current assets                                             12,809                           12,359

Fixed assets, net                                                                     1,627                            1,723
Other assets                                                                            290                              106
Deferred tax benefit                                                                    756                              756
Goodwill                                                                              1,643                            1,670
                                                                                    ----------                      ---------
                   Total assets                                                $     17,125                       $   16,614
                                                                                    ==========                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)

Current liabilities:
      Notes payable to affiliates                                              $        160                       $      160
      Notes payable to bank                                                               -                              107
      Current portion of capital lease                                                    4                                4
      Accounts payable                                                                2,528                            3,204
      Accrued expenses                                                                  572                              684
                                                                                    ----------                      ---------
                   Total current liabilities                                          3,264                            4,159

Notes payable to affiliates  -  long term                                               512                            4,212
Notes payable to banks  -  long  term                                                 8,961                            9,017

Stockholders' equity:
      Preferred stock, 10,000,000 shares authorized,
            Series B, $0.01 par value, 12,500 shares
            outstanding at liquidation value                                          1,250                            1,250
            Series C, $10.00 par value, 296,170 shares
            outstanding at stated value                                               2,962                            2,962
            Series D, $0.01 par value, 6,000,000 shares                                  60                                -
      Common stock, $.01 par value 100,000,000 shares authorized,
            23,274,039 shares outstanding                                               233                              233
Additional paid-in capital                                                           14,253                            9,313
Accumulated deficit                                                                 (14,370)                         (14,532)
                                                                                    ----------                      ---------
            Total stockholders' equity  (deficit)                                     4,388                             (774)
                                                                                    ----------                      ---------
             Total liabilities and stockholders' equity                        $     17,125                       $   16,614
                                                                                    ==========                      =========


                                                                             AJAY SPORTS, INC. AND SUBSIDIARIES
                                                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                     (UNAUDITED)


                                                                 Three   Months                            Six  Months
                                                                 Ended June 30,                            Ended June 30,
                                                          1998                  1997                1998                   1997
                                                    -------------          ------------        ------------            -----------

Net sales                                            $      8,991           $     9,584        $     16,589           $     17,185
Cost of sales                                               7,335                 7,965              13,665                 14,108
                                                    -------------          ------------        ------------           ------------
      Gross profit                                          1,656                 1,619               2,924                  3,077

Selling, general and                                        1,178                 1,294               2,206                  2,462
   administrative expenses                          -------------          ------------        ------------           ------------

      Operating income                                        478                   325                 718                    615

Non-operating expense:
      Interest expense, net                                   315                   438                 650                    716
      Other, net                                               38                    15                 (98)                    20
                                                    -------------          ------------        ------------           ------------
      Total non-operating expense                             353                   453                 552                    736
                                                    -------------          ------------        ------------           ------------
Income (loss) before income taxes                             125                  (128)                166                   (121)
                                                    -------------          ------------        ------------           ------------
Net income (loss)                                    $        125           $      (126)       $        166           $       (121)
                                                    =============          =============       ============           =============
Basic and diluted earnings per share*                $       0.00           $     (0.01)       $       0.00           $      (0.01)
                                                    =============          =============       ============           =============
Weighted average common shares outstanding                 23,274                 23,274             23,274                  23,274
                                                    =============          =============       ============           =============






*  Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common shares outstanding.



                                                  AJAY  SPORTS,  INC.  AND  SUBSIDIARIES
                                                CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                                       (IN THOUSANDS), (UNAUDITED)


                                                                                                            Six   Months
                                                                                                          Ended  June  30,
                                                                                                 1998                      1997
                                                                                        -------------                  ------------

Cash flows from operating activities:
        Net income (loss)                                                              $          166                 $        (121)
        Adjustments to reconcile net cash flows from
        operating activities:
        Depreciation and amortization                                                             181                           188
        Change in assets [(increase)/decrease] and
        liabilities [increase/(decrease)]:
        Trade accounts receivable, net                                                         (1,189)                       (2,590)
        Inventories                                                                               639                           952
        Prepaid expenses and other current assets                                                 (68)                         (346)
        Other assets                                                                             (171)                           89
        Accounts payable                                                                         (676)                         (213)
        Accrued expenses                                                                         (112)                           97
                                                                                         -------------                  ------------
                    Net cash used in
                    operating activities                                                       (1,230)                       (1,944)
                                                                                         -------------                  ------------
Cash flows from investing activities:
        Acquisitions of property, plant, equipment                                                (75)                          (99)
                                                                                         -------------                  ------------
                     Net cash used in
                     investing activities                                                         (75)                          (99)
                                                                                         -------------                  ------------
Cash flows from financing activities:
        Net increase (decrease)  in bank loan                                                    (163)                        1,371
        Net increase in investment by affiliates                                                1,300                         1,105
        Dividends paid                                                                              -                           (82)
                                                                                         -------------                  ------------
                      Net cash provided by
                      financing activities                                                      1,137                         2,394
                                                                                         -------------                  ------------
Net increase (decrease) in cash                                                                  (168)                          351
Cash at beginning of period                                                                       234                            64
                                                                                         -------------                  ------------
Cash at end of period                                                                  $           66                  $        415
                                                                                         =============                  ============
Supplemental disclosures of cash flow information:
       Cash paid for interest                                                          $          633                  $        656
                                                                                         =============                  ===========
       Cash paid for income tax                                                                    --                            --
                                                                                         =============                  ===========

