Form 10-Q
period 1998-09-30
LBO CAPITAL CORP
filed 1998-11-13
CIK 753557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                    Commission File No.
September 30, 1998                                             33-19107
---------------------                                    -------------------


                                LBO Capital Corp.
             (Exact name of Registrant as Specified in its Charter)

Colorado                                                         38-2780733
----------------------------                               -------------------
(State or Other Jurisdiction                               (IRS Employer
of Incorporation or Organization)                          Identification No.)




7001 Orchard Lake Road, Suite 424
West Bloomfield MI                                               48322-3608
---------------------------------------                    -------------------
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

As of November 4, 1998, a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

                                LBO CAPITAL CORP.

              Form 10-Q Filing of Quarter Ended September 30, 1998

                                      INDEX
                                                                            Page
                                                                          Number

Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Balance Sheets
              September 30, 1998 (Unaudited) and December 31, 1997             3

            Statements of Operations (Unaudited)
              Nine months ended September 30, 1998 and 1997                    4

            Statements of Cash Flows (Unaudited)
              Nine months ended September 30, 1998 and 1997                    5

            Notes to Financial Statements (Unaudited)                          6

Item 2.     Management's  Discussion  and  Analysis  of  Financial
            Statements (Unaudited)                                             7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                   7

            Financial Statements of Ajay Sports, Inc.
            as of September 30, 1998                                         9-x


            Signature Page                                                     x


Note: No other information is included in answer to any item under Part 11 as those other Items are either not applicable, or if applicable, the answer is negative.

Item 1.  Financial Statements.

                                   LBO CAPITAL CORP.
                                     BALANCE SHEETS


                                                     (Unaudited)
                                                    September 30,      December 31,
                                                        1998               1997
                                                    -------------      ------------

                                         ASSETS
Current Assets:
    Cash and Equivalents                            $          37      $          43
    Marketable Securities - Available for Sale             49,858             24,929
                                                      ------------       ------------

      Total Current Assets                                 49,895             24,972


TOTAL ASSETS                                        $      49,895      $      24,972
                                                      ============       ============


                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable                                    $         731      $       4,202
    Accounts Payable - Related Entities                       210              1,060
    Notes Payable - Other                                 513,601            506,971
    Accrued Expenses and Taxes                            113,575             73,475
                                                      ------------       ------------
      Total Current Liabilities                           628,117            585,708

Stockholders' Equity
    Common Stock, $.0001 par value;
      Authorized 100,000,000 Shares;
      Issued and Outstanding 12,100,000 shares              1,210              1,210
    Additional Paid-In Capital                            623,094            623,094
    Unrealized Gain(Loss) on Available for Sale Securities  1,462            (23,467)
    Accumulated Deficit                                (1,203,988)        (1,161,573)
                                                      ------------        ------------

      Total Stockholders' Deficit                        (578,222)          (560,736)
                                                      ------------        ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT           $      49,895      $      24,972
                                                      ============       ============


                       See notes to financial statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                                            LBO CAPITAL CORP.
                                                         STATEMENTS OF OPERATIONS



                                                   For the Three Months Ended September 30, For the Nine Months Ended September 30,
                                                       1998                1997                  1998                 1997
                                                   -------------      --------------       --------------        ---------------


REVENUES:                                          $          -0-     $           -0-      $           -0-         $          -0-

EXPENSES:
     Professional Services                                   432                 223                  113                    160
     Management Fees                                         660                 670                2,070                  2,300
     Interest Expense                                     13,574              13,399               40,099                 39,324
     Recovery of Bad Debt                                     -0-                 -0-                  -0-                  (810)
     Other Expenses                                           57                  75                  132                   (283)
                                                    -------------        -------------        -------------          -------------

            Total Expenses                                14,723              14,367               42,414                 40,692
                                                    -------------        -------------        -------------          -------------

Income (Loss) Before Income Taxes                        (14,723)            (14,367)             (42,414)               (40,692)

Income Tax Expense (Benefit):
     Currently Payable                                        -0-                 -0-                  -0-                    -0-
                                                    --------------      --------------       --------------          -------------

      Net Income (Loss)                            $     (14,723)     $      (14,367)      $      (42,414)         $     (40,692)
                                                    ==============      ==============       ==============          =============

       Net Income (Loss) per Share                 $        (.00)     $         (.00)      $         (.00)         $        (.00)
                                                    ==============      ===============      ==============          =============

       Weighted Average Number of Common Shares
          Outstanding                                 12,100,000           12,100,000          12,100,000             12,100,000
                                                     ===========          ============        ============          =============







                                                    See notes to financial statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.


                                               LBO CAPITAL CORP.
                                                  CASH FLOWS


                                                    (Unaudited)
                                                   September 30,              September 30,
                                                       1998                       1997
                                                   -------------              -------------

Cash Flows for Operating Activities:
Net Loss                                           $    (42,414)              $    (40,692)
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Changes in Assets and Liabilities:
  (Decrease) Increase in:
    Accounts Payable                                     (3,472)                    (2,973)
    Accounts Payable - Related Entities                    (850)                      (500)
    Accrued Expenses and Taxes                           40,100                     39,324
                                                     -----------                 -----------

        Total Adjustments                                35,778                     35,851
                                                     -----------                 -----------


Net Cash (Used for) Operations                           (6,636)                    (4,841)


Cash (Used for) Investing Activities
  Marketable Securities Available for Sale                   -0-                        -0-
                                                     -----------                 -----------
                                                             -0-                        -0-

Cash Flows from Financing Activities:
  Proceeds on Notes Payable                               6,630                      4,850
                                                     -----------                 -----------

            Net Cash Provided by Financing Activities     6,630                      4,850
                                                     -----------                 -----------

Net Increase (Decrease) in Cash                              (6)                         9

Cash and Cash Equivalents:
  At Beginning of Period                                     43                         78
                                                     -----------                 -----------

  At End of Period                               $           37              $          87
                                                     ===========                 ===========

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                  $           -0-             $          -0-
                                                     ===========                 ===========






                                         See notes to financial statements.

                                LBO CAPITAL CORP
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

      NOTE 1.  INTERIM FINANCIAL STATEMENTS

      The accompanying financial statements of LBO Capital Corp. ("the Company") have been prepared by the Company without audit by independent accountants, except for the balance sheet at December 31, 1997. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 1998 and December 31, 1997, and the results of operations and cash flows for the nine month periods ended September 30, 1998 and 1997.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report 10-K. The results for the nine-month periods ended September 30, 1998 are not necessarily indicative of future financial results.

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

      On August 13, 1998, Ajay announced that its board of directors had authorized the implementation of a 1-for-6 reverse split of the company's common stock, effective with the commencement of trading on August 14, 1998. The reverse split was approved by the stockholders of Ajay at the company's annual meeting on May 29, 1998.

      Following the reverse split, holders of Ajay's common stock will receive one new share of $.01 par value common stock for every six shares of common stock currently held. Therefore, the number of Ajay shares held by the Company is 246,667. The reverse split also affected the number and exercise price of the Company's warrants, such that the Company now holds 33,333 warrants entitling it to purchase one share of Ajay's common stock at $1.08.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (a) Material Changes in Financial Condition
          ---------------------------------------

      Working capital decreased by $17,486 in the nine-month period ended September 30, 1998 due to the net loss of $42,414 and an increase in unrealized gain on investments of $24,928 for the nine months ended September 30, 1998.


      (b) Results of Operations
          ---------------------

      Registrant's operations for the nine months ended September 30, 1998 resulted in a loss of $42,414. This was due mainly to interest expense of $40,099.

Liquidity and Capital Resources
-------------------------------

      The Registrant is currently meeting its cash needs from borrowing from an affiliate company. There is no assurance that this will continue in future years. The Registrant's principal asset is its investment in marketable securities of Ajay, which it has held for over eight years. These shares are carried at a zero value on the Registrant's Balance Sheet as a result of recording the Registrant's equity in net losses of Ajay. The market value of
Ajay stock on September 30, 1998 as listed in the OTC Bulletin Board was $0.718750 per share. The approximate market value of the Registrant's 246,667 shares was $177,292 on that date (see Note 2). The Registrant also owns 15,341 shares of Enercorp, Inc. common stock. These shares are carried at their fair market value of $3.25 per share at September 30, 1998, which is $49,858. These shares could be liquidated to meet cash flow needs if necessary.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      Pursuant to the provisions of Reg. ss. 210.3-09 of Regulation S-X, the Registrant is required to file separate financial statements of its equity basis investee Ajay, which financial statements for September 30, 1998 are filed herewith.

(b)   Reports on Form 8-K.

      A Form 8-K was filed on July 20 1998 regarding the extension of the Class A, Class B, and Class C warrants from July 25, 1998 to July 25, 1999.

                                LBO CAPITAL CORP.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1998


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




      Date signed: November 13, 1998