Form 10-K
period 1998-12-31
LBO CAPITAL CORP
filed 1999-04-15
CIK 753557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

December 31, 1998                                                33-19107
--------------------------                               ----------------------
(For the fiscal year ended) (Commission File No.)

                                LBO CAPITAL CORP.
             (Exact name of Registrant as specified in its charter)

Colorado                                                        38-2780733
----------------------------                            -----------------------
(State or other jurisdiction                            (I.R.S. Employer
 of organization)                                        Identification Number)


7001 Orchard Lake Road, Suite 424
West Bloomfield, MI                                         48322
-------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: Yes X No

As of December 31, 1998, a total of 12,100,000 shares of common stock, $.0001 par value, were outstanding and the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $97,073 based on the average of the bid and asked prices on that date ($ .025) as reported by The National Quotation Bureau, Inc.

                                LBO CAPITAL CORP.
                                    FORM 10-K

                                     PART 1
ITEM 1.           BUSINESS

General

LBO Capital Corp. (the "Registrant") was organized under the laws of the State of Colorado on October 8, 1987. The Registrant was formed based on the belief of its management that there are business opportunities that, for one or more reasons, are available for acquisition by the Registrant.

On March 15, 1988, the Registrant completed a public offering of 3,000,000 Units, each Unit consisting of one share of its common stock, one Callable Class A Warrant, one Callable Class B Warrant and one Callable Class C Warrant. The Warrants are detachable from the Units and may be traded separately in the over-the-counter market. Each Class A Warrant entitles the holder thereof to purchase at a price of $0.50, one share of Common Stock at any time until February 26, 1989. Each Class B Warrant entitled the holder thereof to purchase at a price of $0.75 one share of Common Stock at any time until August 26, 1989. Each Class C Warrant entitled the holder thereof to purchase at a price of $1.00, one share of Common Stock at any time until February 26, 1990. The expiration dates of these warrants were subsequently extended by the Board of Directors to expire on various dates, the latest being July 25, 1999. A Form 8-K was filed on July 20, 1998 reporting this extension. The Registrant received net proceeds of approximately $474,300 after payment of all costs of the offering.

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

Following the reverse split, holders of Ajay's common stock received one new share of $.01 par value common stock for every six shares of common stock currently held. Therefore, the number of Ajay shares held by the Company is 246,667. The reverse split also affected the number and exercise price of the Company's warrants, such that the Company now holds 33,333 warrants entitling it to purchase one share of Ajay's common stock at $1.08 per share.

The 246,667 common stock and 33,333 warrants owned by the Registrant represented 6.7% of the total shares of Ajay common stock outstanding as of December 31, 1998. The decrease is the result of new shares issued.

Ajay's Common Stock ("AJAY") and Units ("AJAYU") are trading on the Nasdaq Small Cap and the Warrants ("AJAYW") have been traded over-the-counter since 1989 and are reported by the National Quotation Service. The following table sets forth the range of high and low trade prices for the common stock:



                                 HI          LOW
                               ------       ------
         1998
         ----
         First Quarter       $  1.50        $  .78
         Second Quarter      $  2.28        $  .78
         Third Quarter       $  3.78        $  .75
         Fourth Quarter      $  1.03        $  .34

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

Enercorp, Inc.
-------------

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

Employees
---------

As of December 31, 1998, the Registrant had no employees.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Registrant's shareholders during the fiscal year ended December 31, 1998.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



Common Stock
------------

The principal market on which the Registrant's common stock, $.0001 par value, is traded on the Over-The-Counter market.

Prices for the Common Stock have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau since March 15, 1988. The high and low trade price quotations for the Registrant's Common Stock during the quarters ended on the dates listed below is as follows:

                                    Trade Prices
                                    ------------
                                HI                 LOW
                              ------              ------
         1997
         -----
         First Quarter        $  .03              $  .06
         Second Quarter       $  .03              $  .08
         Third Quarter        $  .03              $  .08
         Fourth Quarter       $  .03              $  .08



        1998
        -----
        First Quarter         $  .035             $  .03
        Second Quarter        $  .03              $  .025
        Third Quarter         $  .03              $  .02
        Fourth Quarter        $  .03              $  .02


On December 31, 1998,  the high trade price  reported for the Common Stock was $
 .03* and the low trade price was $.02*.

As of December 31, 1998, the number of record holders of the Registrant's Common Stock was 243. This figure excludes an undetermined number of shareholders whose shares are held in "street" or "nominee" name.

The Registrant has never paid a dividend with respect to its Common Stock and does not intend to pay a dividend in the foreseeable future.

Units
------

Prices for the Units have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau since March 15, 1988. The high and low quotations for the Registrant's Units during the quarters ended on the dates listed below is as follows:

                                    Trade Price
                                    ------------
                                HI                 LOW
                              -----               ------
         1997
         -----
         First Quarter        $  .03              $   .08
         Second Quarter       $  .03              $   .08
         Third Quarter        $  .03              $   .08
         Fourth Quarter       $  .03              $   .08


         1998
         -----
         First Quarter        $  .035             $   .03
         Second Quarter       $  .03              $   .025
         Third Quarter        $  .03              $   .02
         Fourth Quarter       $  .03              $   .02


Each Unit consists of one share of the Registrant's Common Stock, one Callable Class A Warrant, one Callable Class B Warrant and one Callable Class C Warrant.

On December 31, 1998, the high and the low prices  reported for the Units were $
 .03* and $ .02*, respectively.

Warrants
--------

No ask or bid quotations were reported by the National Quotation Bureau, Inc. since December, 1989.

         *Prices are inter-dealer quotations as reported by the National Quotation Bureau, Inc., New York, New York, without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6.  SELECTED FINANCIAL DATA

                                   December 31
                         1998         1997         1996        1995       1994
--------------------------------------------------------------------------------

Working Capital     $(599,097)  $(560,736)   $(498,352)   $(427,094)  $(397,542)
Cash                       73          43           78           78         811
Marketable Securities  46,023      24,972       28,765        8,000           0
Notes Receivable            0           0            0            0           0
Investments in
  operating companies       0           0            0            0           0
Total Assets           46,023      24,972       28,843        8,251      15,887
Total Liabilities     645,193     585,708      527,195      435,345     407,106
Shareholders' Equity (599,097)   (560,736)    (498,352)    (427,094)   (391,219)


                                              December 31
                              1998      1997       1996       1995      1994
--------------------------------------------------------------------------------


Total Operating Revenue         $0       $0        $0         $0        $0
Total Operating  Exp.       59,454     58,549      52,328     35,173    60,014
Net income (loss) before
  equity loss of affiliate (59,454)   (58,549)    (52,328)   (35,173)  (60,014)
Equity in net loss of
   affiliated company            0          0           0          0         0
Net income (loss)          (59,454)   (58,549)    (52,328)   (35,173)  (60,014)
Net Income (loss)
  per common share           ( .00)    (  .00)     (  .00)     ( .00)    ( .00)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

Working capital at December 31, 1998 was decreased by $38,360 from the period ended December 31, 1997. This was mainly caused by a net loss of $59,454 and an increase of $21,094 in the market value of securities available for sale.

On December 2, 1996, the Registrat had a change in its borrowing arrangements. The Registrant borrowed $325,790 from Dearborn Wheels, Inc. to repay a note payable to Michigan National Bank. The principal balance as of December 31, 1998, was $514,901. The loan is at prime plus 2% interest and is secured by all the intangible assets of the Registrant. Dearborn Wheels, Inc. is held in majority by the Registrant's President's spouse.

Year 2000 Compliance
---------------------

The Company does not anticipate the year 2000 compliance requirements will have a material impact on earnings. The Company has initiated replacement of the Company's most significant computer programs with new updates that are warranted to be year 2000 compliant. Installation of these updates is anticipated to be completed prior to June 30, 1999. All other programs subject to year 2000 concerns will be evaluated utilizing internal and external resources to reprogram, replace or test each of them.



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

                  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

The following table sets forth the name, address, age and position of each officer and director of the Registrant:
                                      Term
Name and Address                    Age           Position           as Director
--------------------------------------------------------------------------------

Thomas W. Itin                      64          President and          Since
7001 Orchard Lake Rd.                           Chairman of the        Inception
West Bloomfield, MI  48322                      Board of Directors

Anthony B. Cashen                   62          Secretary,             Since
RD 2 Box 203                                    Treasurer and          Inception
Ghent, NY 12075                                 Director

Robert W. Schwartz                  54          Director               Since
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

     Thomas W. Itin. Mr. Itin has served as the Chairman and President of the Board of Directors of the Registrant since inception. Mr. Itin was elected Chairman of the Board and President of the Ajay Sports, Inc. in June of 1993, and is the largest single stockholder. Mr. Itin has been a director of Williams Controls, Inc., a publicly held company since its inception in November 1988. Mr. Itin has been Chairman, President and Owner of TWI International Inc. since he founded the firm in 1967. Mr. Itin also has been Owner and Principal Officer of Acrodyne Corporation since 1962. He received a Bachelor of Science degree from Cornell University and an MBA from New York University.

     Anthony B. Cashen. Mr. Cashen has served as the Registrant's Secretary, Treasurer and Director since inception. He has also served as a director of Ajay Sports, Inc. since 1993. For more than the past five years, Mr. Cashen has served as managing partner or senior partner of LAI Ward Howell a publicly held management consulting and executive recruiting firm located in New York City. He currently serves as a Director of Immucel Corp., and Williams Controls, Inc., both publicly held companies. Previously, Mr. Cashen has been an officer and principal of the investment firms A.G. Becker Inc. and Donaldson, Lukin and Jenrette, Inc. He received an MBA from the Johnson Graduate School of Management at Cornell University, and a Bachelor of Science degree fromCornell University.

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

ITEM 11. EXECUTIVE COMPENSATION

The Registrant reimburses its directors for expenses incurred by them in connection with business performed on the Registrant's behalf, including expenses incurred in attending meetings. In addition, directors receive a fee of $250 for each Board of Directors meeting attended. No such reimbursements were made for the period from January 1, 1990 to December 31, 1998. While none of the officers received any salary, such individuals are reimbursed for all accountable expenses incurred on behalf of the Registrant.

         See Item 13 - Certain Business Relationships and Related Transactions under Acrodyne Corporation for additional information.

The Registrant has no defined benefit and actuarial plan providing for payments to employees upon retirement. The Registrant also has no plans for awarding stock options. No other compensation was paid to officers or directors of the Registrant from January 1, 1990 to December 31, 1998.


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

                                      Common Stock
                                      Beneficially                     Percent
                                      Owned (1)                        of Class
                                      ------------------------------------------

Thomas W. Itin                        7,717,073 (3)(4)                57.2%

Anthony B. Cashen                       400,000 (4)                    3.3%

Robert W. Schwartz                      100,000 (4)                     .8%

Officers and Directors                8,217,073 (3)                   60.9%
as a group (3 persons)


James T. Emerson                        695,000                       5.7%
221 E. Colonial Drive
Orlando, FL  32801

         (1) Without giving effect to the exercise of outstanding Warrants except as noted in footnote 4 below.

         (2) These shares are held of record by entities of which Mr. Itin is either a principal or a beneficiary.

         (3) Includes 300,000 shares held by Mr. Itin's wife, Shirley B. Itin, either as beneficiary or custodian, of which Mr. Itin disclaims any beneficial ownership.

         (4) These shares include warrants granted on June 3, 1992 expiring December 4, 1999, to purchase one share of common stock per warrant for $.04. (Thomas W. Itin, 1,000,000, Anthony B. Cashen, 200,000, Robert W. Schwartz, 100,000)


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

Certain Business Relationships.
-------------------------------

In the Registrant's last full fiscal year the Registrant made payments for property and services in excess of five percent of the Registrant's consolidated gross revenues to Acrodyne, a company whose Chairman, President and major stockholder of the Registrant. The Board of Directors of the Registrant has reviewed and approved the use of Acrodyne and has determined that the fees charged the Registrant by Acrodyne are as favorable as could be incurred by any other independent, third party business consultant. It is anticipated that the Registrant will continue to utilize Acrodyne in the future. The total sum which the Registrant paid Acrodyne for the year ended December 31, 1998 was $2,790 for the above mentioned consulting services and out-of-pocket travel expenses, staff time spent for accounting, record keeping, and utilities, but did not include fees for services of the Chairman.

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

         Pursuant to the provisions of Rule 3-09 of Regulation S-X, the Registrant is required to file separate audited financial statements of its equity basis investee, Ajay Sports, Inc. ("Ajay"). Ajay's audited financial statements for December 31, 1998 are filed within this report.

(a) (3)  Exhibits

The Articles of Incorporation and By-Laws of the Corporation are incorporated by reference to the Registrant's Registration Statement on Form S-18, effective December 16, 1987. Exhibit 27.0 Financial Data Schedule is filed herewith.

(b)      Reports on Form 8-K.

A Form 8-K was filed on July 20, 1998 regarding the extension of the expiration date of the Registrant's warrants from July 25, 1998 to July 25, 1999. A Form 8-K was filed on December 1, 1998 to extend the exercise period of the Registrant's warrants issued to its directors from December 4, 1998 to December 4, 1999.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                   LBO CAPITAL CORP.
                                                   (Registrant)




                                                  By: s\Thomas W. Itin
                                                     -------------------------
                                                     Thomas W. Itin, President
                                                     & Chief Financial Officer

Date:  April 14,  1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the (date)

Signature                                                Title
---------------------                     ------------------------------------


 s\Thomas W. Itin                          Chairman of the Board of Directors,
---------------------                      Chief Executive Officer and President
Thomas W. Itin


 s\Anthony B. Cashen                       Secretary, Treasurer and Director
---------------------
Anthony B. Cashen


 s\Robert W. Schwartz                      Director
---------------------
Robert W. Schwartz

                                LBO CAPITAL CORP.






                                TABLE OF CONTENTS

                                                                            Page
Independent Auditor's Report

Financial Statements:

   Balance Sheets  .........................................................  F2

   Statements of Operations  ...............................................  F3

   Statements of Changes in Stockholders' Deficit  .........................  F4

   Statements of Cash Flows  ...............................................  F5

Notes to Consolidated Financial Statements  ............................  F6-F10

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
LBO Capital Corp.

We have audited the accompanying balance sheets of LBO Capital Corp. as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LBO Capital Corp. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.




s/Hirsch Silberstein & Subelsky, P.C.
-------------------------------------
Hirsch Silberstein & Subelsky, P.C.

Farmington Hills,  Michigan
March 23, 1999



                                                              LBO CAPITAL CORP.
                                                               BALANCE SHEETS
                                                      As of December 31, 1998 and 1997
                                                      --------------------------------

                                          ASSETS                                            1998                    1997
                                          ------
                                                                                      -----------------       ------------------

Current Assets
       Cash and Equivalents                                                         $               73      $                43
       Marketable Securities - Available for Sale                                               46,023                   24,929
                                                                                      -----------------       ------------------

       Total Current Assets                                                                     46,096                   24,972

Other Assets
       Investments                                                                                  -0-                      -0-
                          Total Assets                                              $           46,096      $            24,972
                                                                                      =================       ==================

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
       Accounts Payable                                                             $            3,763      $             4,202
       Accounts Payable - Related Entities                                                         210                    1,060
       Notes Payable - Other                                                                   514,901                  506,971
       Accrued Expenses and Taxes                                                              126,319                   73,475
                                                                                      -----------------       ------------------

          Total Current Liabilities                                                            645,193                  585,708


Stockholders' Deficit
       Common Stock, $.0001 Par Value
          Authorized 100,000,000 Shares:
          Issued and Outstanding 12,100,000
          in 1998 and 1997                                                                       1,210                    1,210
       Additional Paid-In Capital                                                              623,094                  623,094
       Unrealized (Loss) on Available for Sale Securities                                       (2,373)                 (23,467)
       Accumulated Deficit                                                                  (1,221,027)              (1,161,573)
                                                                                      -----------------       ------------------

          Total Stockholders' Deficit                                                         (599,097)                (560,736)
                                                                                      -----------------       ------------------

                          Total Liabilities and Stockholders' Deficit                           46,096                   24,972
                                                                                      =================       ==================



                                                   The accompanying notes are an integral
                                                       part of this financial statement

                                                                        F2


                                                 LBO CAPITAL CORP.
                                             STATEMENTS OF OPERATIONS
                                For the Years Ended December 31, 1998, 1997, and 1996



                                                    1998                     1997                     1996
                                             ------------------       ------------------       -----------------

Revenues                                   $                -0-     $                -0-     $               -0-
                                             ------------------       ------------------       -----------------

Expenses
       Professional Services                             3,659                    3,820                   3,351
       Management Fees                                   2,790                    2,900                   3,410
       Interest Expenses                                52,843                   52,735                  44,651
       Other Expenses                                      162                     (906)                    916
                                             ------------------       ------------------       -----------------

            Total Expenses                              59,454                   58,549                  52,328
                                             ------------------       ------------------       -----------------

Loss before Income Taxes                               (59,454)                 (58,549)                (52,328)

Income Tax Expense                                          -0-                      -0-                     -0-

                                             ------------------       ------------------       -----------------

Net Loss                                   $           (59,454)     $           (58,549)     $          (52,328)
                                             ===================      ===================      =================

Net Loss Per Share                         $             (0.00)     $             (0.00)     $           (0.00)
                                             ===================      ===================      ==================

Weighted Average Number of                          12,100,000               12,100,000              12,100,000
                                             ===================      ===================      ==================
       Common Shares Outstanding













                                          The accompanying notes are an integral
                                             part of this financial statement
                                                             F3


                                                               LBO CAPITAL CORP.
                                               STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                            For the Years Ended December 31, 1998, 1997, and 1996


                                                                                                       Unrealized
                                                                                                       (Loss) on
                                         Common Stock                 Additional                       Available          Total
                                ---------------------------------      Paid-In        Accumulated      For Sale        Stockholders'
                                  Shares                 Amount        Capital          Deficit        Securities         Deficit
                               ------------         ------------   --------------   --------------   --------------   --------------


Balances at
       December 31, 1995          12,100,000          $    1,210    $    623,094     $ (1,050,696)     $      (702)      $ (427,094)

Net Loss for the Year
       Ended December 31, 1996            -0-                 -0-             -0-         (52,328)         (18,930)         (71,258)
                             ----------------       -------------   -------------   ----------------  ---------------  -------------

Balances at
       December 31, 1996          12,100,000          $    1,210    $    623,094     $ (1,103,024)     $   (19,632)      $ (498,352)

Net Loss for the Year
       Ended December 31, 1997            -0-                 -0-             -0-         (58,549)          (3,835)         (62,384)
                             ----------------       --------------  -------------   ----------------  --------------  --------------

Balances at
       December 31, 1997          12,100,000          $    1,210    $    623,094     $ (1,161,573)     $   (23,467)      $ (560,736)

COMPREHENSIVE INCOME

Net Loss for the Year
       Ended December 31, 1998            -0-                 -0-             -0-         (59,454)          21,094          (38,361)
                             ----------------       ---------------  ------------   -----------------  --------------  -------------

Balances at
       December 31, 1998          12,100,000          $    1,210    $    623,094     $ (1,221,027)     $    (2,373)      $ (599,097)
                             ================       ==============  =============   =================  ==============  =============



                                           The accompanying notes are an integral
                                              part of this financial statement

                                                            F4



                                                                     LBO CAPITAL CORP.
                                                                  STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31, 1998, 1997, and 1996


                                                                 1998                        1997                        1996
                                                           ----------------            ----------------            ----------------


Cash Flow From Operating Activities
     Net Loss                                            $         (59,454)          $         (58,549)          $         (52,328)
                                                           ----------------            ----------------            -----------------
     Adjustment to Reconcile Net Loss to
         Net Cash Provided by (Used For)
         Operating Activities
            Depreciation and Amortization                               -0-                         -0-                         -0-
         Decrease In:
            Prepaid Expenses and Deposits                               -0-                         -0-                        173
         Increase (Decrease) In:
            Accounts Payable                                          (440)                        499                      (2,371)
            Accrued Expenses and Taxes                              51,994                      52,836                      17,231
                                                            ----------------            ----------------            ----------------

                Total Adjustments                                   51,554                      53,335                      15,033
                                                            ----------------            ----------------            ----------------

                Net Cash Used For Operations                        (7,900)                     (5,214)                    (37,295)
                                                            ----------------            ----------------            ----------------

Cash Used For Investing Activities
         Purchase of Marketable Securities                              -0-                         -0-                    (39,695)
                                                            ----------------            ----------------            ----------------

Cash Provided by (Used For)  Financing Activities
            Payments  on Notes -  Bank                                  -0-                         -0-                   (325,000)
            Proceeds from Notes - Other                              7,930                       5,180                     401,990
                                                            ----------------            ----------------            ----------------

                Net Cash Provided By
                Financing Activities                                 7,930                       5,180                      76,990
                                                            ----------------            ----------------            ----------------

Increase (Decrease) in Cash and Equivalents                             30                         (35)                          0

Cash and Equivalents at Beginning of Year                               43                          78                          78
                                                            ----------------            ----------------            ----------------

Cash and Equivalents at End of Year                        $            73            $             43            $             78
                                                            ================            ================            ================



                                                  The accompanying notes are an integral
                                                     part of this financial statement

                                                                     F5

                                LBO CAPITAL CORP.

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996








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

         Equipment and Depreciation

                  Equipment was stated at cost. Depreciation was computed for financial reporting purposes on a straight-line basis over an estimated life of 5 years. Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $0, $0 and $0 respectively. At December 31, 1995, the remaining computer equipment that was previously leased to an investee was determined to be obsolete and written off the books of the Company.

         Income Taxes

                  At December 31, 1998, the Company has a net operating loss available for carryforward totaling approximately $963,332. The operating loss carryforward expires in various amounts by the year ended December 31, 2018.

                                LBO CAPITAL CORP.

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996



         Net Loss Per Share

                  Net loss per share is computed using  weighted  average shares
                  outstanding   without   giving  effect  to  the  common  stock
                  warrants, as the effect would be antidilutive.

Note 2. Marketable Securities

         The Company's marketable securities available for sale are recorded at fair market value.

                                  Market Value
                                  -------------------------------------------
                                  Investment       Per Share        Aggregate
         1998
         Enercorp, Inc.              $48,397          $3.00          $46,023

         1997
         Enercorp, Inc.             $ 48,397          $1.625        $ 24,929



Note 3. Investments

         On April 3, 1989, the Company acquired an aggregate of 1,880,000 restricted common shares of Ajay Sports, Inc. ("Ajay") for a total purchase price of $182,000. As a result of recording the Company's equity in net losses of Ajay, the carrying value of this investment is zero at December 31, 1998 and 1997. The Company also obtained 200,000 stock warrants of Ajay at that time.

         In March 1991, the Company pledged 400,000 shares of its Ajay investment as security for bank loans to an acquisition candidate. On June 1 1991, the bank declared the loan in default and foreclosed on the shares.

                                LBO CAPITAL CORP.

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996



         On August 13, 1998, Ajay announced that its board of directors had authorized the implementation of a 1-for-6 reverse split of the company's common stock, effective with the commencement of trading on August 14, 1998. The stockholders of Ajay at the company's annual meeting on May 29, 1998 approved the reverse split.

         Following the reverse split, holders of Ajay's common stock received one new share of $.01 par value common stock for every six shares of common stock currently held. Therefore, the number of Ajay shares held by the Company is 246,667. The reverse split also affected the number and exercise price of the Company's warrants, such that the Company now holds 33,333 warrants entitling it to purchase one share of Ajay's common stock at $1.08 per share. These warrants expire June 13, 1999.

         All of the Ajay shares are pledged as security for a note payable (see note 4).

         The stock of Ajay is traded over-the-counter and is reported by the National Quotation Service. The following table sets forth the range of high and low trade prices given quarterly by NASDAQ.


                                                 HI              LOW
                                               ------           ------
                  1997
                  First Quarter                $ 1.50           $  .78
                  Second Quarter               $ 2.28           $  .78
                  Third Quarter                $ 3.78           $  .75
                  Fourth Quarter               $ 1.03           $  .34

Note 4. Notes Payable

         During 1998, the Company borrowed $7,930 from Dearborn Wheels, Inc. The proceeds were used to meet current operating needs.

         On December 2, 1996, the Registrant had a change in its borrowing arrangements. The Registrant borrowed $325,790 from Dearborn Wheels, Inc. to repay a note payable to Michigan National Bank. The principal balance as of December 31, 1998, was $514,901. The loan is at prime plus 2% interest and is secured by all the intangible assets of the Registrant. Dearborn Wheels, Inc. is held in majority by the Registrant's President's spouse. This note bears interest of prime plus 2%, matures on June 20, 1999 and is secured by all the assets of the Company.

                                LBO CAPITAL CORP.

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996



Note 5. Capital Stock

         The Company completed a public offering on March 15, 1988 consisting of 3,000,000 units at $.20 each. Each unit consisted of one common share, one callable class A common stock purchase warrant, one callable Class B common stock purchase warrant and one callable Class C common stock purchase warrant. Each Class A warrant entitles the warrant holder to purchase one share of common stock for $.50, each Class B warrant entitles the warrant holder to purchase one share of common stock for $.75, and each Class C common stock purchase warrant entitles the warrant holder to purchase one share of common for $1.00. The Class A, B and C warrants were originally exercisable within twelve, eighteen and twenty-four months respectively, from February 26, 1988. All warrants have been extended until July 25, 1999. As of December 31, 1998, no warrants had been exercised. The Company has the right to call any or all warrants at a redemption price of $.0001 per warrant.

         On June 3, 1992 the Company issued 3,000,000 shares of its common stock, valued at $.04 per share (fair market value on that date, per the National Quotation Bureau, Inc.), to an officer and director in exchange for a reduction of $120,000 in a note to a related company.

         The Company granted to its directors a total of 1,300,000 warrants, expiring December 4, 1999. Each warrant enables the owner to purchase one share of common stock for $.04 per share.

                                LBO CAPITAL CORP.

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996



Note 6.  Management Fees

         The Company does not employ any personnel. Per a management fee agreement with Acrodyne Corporation, a related entity, the Company pays direct labor costs plus overhead for management services rendered.

Note 7.  Cash Flows Disclosure

         Interest and income taxes paid for the years ended December 31, 1998, 1997 and 1996 were as follows:

                             1998                 1997               1996
                           ----------          ----------         -----------

         Interest          $        -0-        $          -0-     $     27,420
                           ============        ==============      ============

         Income Taxes      $        -0-        $          -0-     $         -0-
                           ============        ==============      ============


Note 8.  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


Note 9: Year 2000 Compliance

         The Company does not anticipate the year 2000 compliance requirements will have a material impact on earnings. The Company has initiated replacement of the Company's most significant computer programs with new updates that are warranted to be year 2000 compliant. Installation of these updates is anticipated to be completed prior to June 30, 1999. All other programs subject to year 2000 concerns will be evaluated utilizing internal and external resources to reprogram, replace or test each of them.