Form 10-Q
period 1999-03-31
LBO CAPITAL CORP
filed 1999-05-17
CIK 753557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                           Commission File No.
March 31, 1999                                  33-19107
----------------------                          -------------------


                                LBO Capital Corp.
             (Exact name of Registrant as Specified in its Charter)

Colorado                                                            38-2780733
---------------------------------                          -------------------
(State or Other Jurisdiction                                     (IRS Employer
 of Incorporation or Organization)                         Identification No.)




7001 Orchard Lake Road, Suite 424
West Bloomfield MI                                                  48322-3608
----------------------------------------                   -------------------
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
                        Yes    X      No
                            --------     ---------
As of May 3, 1999 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

                                LBO CAPITAL CORP.

                Form 10-Q Filing of Quarter Ended March 31, 1999

                                      INDEX
                                                                            Page
                                                                          Number

Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Balance Sheets
               March 31, 1999 (Unaudited) and December 31, 1998                3

            Statements of Operations (Unaudited)
               Three months ended March 31, 1999 and 1998                      4

            Statements of Cash Flows (Unaudited)
               Three months ended March 31, 1999 and 1998                      5

            Notes to Financial Statements (Unaudited)                          6

Item 2.     Management's  Discussion  and  Analysis  of  Financial
            Statements (Unaudited)                                             7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 8-x

            Financial Statements of Ajay Sports, Inc.
            as of March 31, 1999                                               x


            Signature Page


Note: No other information is included in answer to any item under Part II as those other Items are either not applicable, or if applicable, the answer is negative.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.



                                LBO CAPITAL CORP.
                                 BALANCE SHEETS


                                                      (Unaudited)
                                                      March 31,        December 31,
                                                        1999               1998
                                                    -------------------------------------
                                     ASSETS
Current Assets:
    Cash and Equivalents                            $          43          $          73
    Marketable Securities - Available for Sale             40,271                 46,023
                                                      ------------           ------------

      Total Current Assets                                 40,314                 46,096


TOTAL ASSETS                                        $      40,314          $      46,096
                                                      ============           ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable                                            2,231                  3,763
    Accounts Payable - Related Entities                       270                    210
    Notes Payable - Other                                 517,601                514,901
    Accrued Expenses and Taxes                            138,739                126,319
                                                      ------------           ------------
      Total Current Liabilities                           658,841                645,193

Stockholders' Equity
    Common Stock, $.0001 par value;
      Authorized 100,000,000 Shares;
      Issued and Outstanding 12,100,000 shares              1,210                  1,210
    Additional Paid-In Capital                            623,094                623,094
    Unrealized Gain(Loss) on Available for Sale Securities (8,126)                (2,373)
    Accumulated Deficit                                (1,234,705)            (1,221,027)
                                                      ------------           ------------

      Total Stockholders' Deficit                        (618,527)              (599,097)
                                                      ------------           ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT           $      40,314          $      46,096
                                                      ============           ============


                       See notes to financial statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.



                                LBO CAPITAL CORP.
                            STATEMENTS OF OPERATIONS



                                           For the Three Months Ended March 31,
                                                1999                 1998
                                           --------------       --------------

REVENUES:                                  $         -0-      $           -0-

EXPENSES:
     Professional Services                          428                  140
     Management Fees                                690                  720
     Interest Expense                            12,420               13,151
     Other Expenses                                 140                   30
                                              -----------        -------------

            Total Expenses                       13,678               14,041
                                              -----------        -------------

Income (Loss) Before Income Taxes               (13,678)             (14,041)

Income Tax Expense (Benefit):
     Currently Payable                               -0-                  -0-
                                              -----------        -------------

      Net Income (Loss)                    $    (13,678)      $      (14,041)
                                              ===========        =============

       Net Income (Loss) per Share         $       (.00)      $         (.00)
                                              ===========        =============

       Weighted Average Number of Common Shares
          Outstanding                        12,100,000           12,100,000
                                             ============        =============




                      See notes to financial statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.



                                LBO CAPITAL CORP.
                                   CASH FLOWS


                                                  (Unaudited)
                                                   March 31,           March 31,
                                                      1999                1998
                                                 ------------------------------
Cash Flows for Operating Activities:
Net Loss                                        $    (13,678)    $    (14,041)
                                                  -----------      -----------
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Changes in Assets and Liabilities:
  (Increase) Decrease in:
    Prepaid Expenses and Deposits                         -0-              -0-
  (Decrease) Increase in:
    Accounts Payable                                  (1,532)          (1,415)
    Accounts Payable - Related Entities                   60              720
    Accrued Expenses and Taxes                        12,420           13,151
                                                  -----------      -----------

        Total Adjustments                             10,948           12,456
                                                  -----------      -----------


Net Cash (Used for) Operations                        (2,730)          (1,585)


Cash (Used for) Investing Activities
  Marketable Securities Available for Sale                -0-              -0-
                                                  -----------      -----------
                                                          -0-              -0-

Cash Flows from Financing Activities:
  Proceeds on Notes Payable                            2,700            1,590
                                                  -----------      -----------

         Net Cash Provided by Financing Activities     2,700            1,590
                                                  -----------      -----------

Net Increase (Decrease) in Cash                          (30)               5

Cash and Cash Equivalents:
  At Beginning of Period                                  73               43
                                                  -----------      -----------

  At End of Period                           $           43     $          48
                                                  ===========      ===========

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                              $           -0-    $          -0-
                                                 ===========       ===========




                        See notes to financial statements

                                LBO CAPITAL CORP
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

      NOTE 1.  INTERIM FINANCIAL STATEMENTS

      The accompanying financial statements of LBO Capital Corp. ("the Company") have been prepared by the Company without audit by independent accountants, except for the balance sheet at December 31, 1998. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report 10-K. The results for the three-month periods ended March 31, 1999 are not necessarily indicative of future financial results.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (a) Material Changes in Financial Condition
          ---------------------------------------

      Working capital decreased by $19,431 in the three-month period ended March 31, 1999 due to the net loss of $13,678 and the decrease in unrealized gain on investments of $5,753 for the three months ended March 31, 1999.



      (b) Results of Operations
          ---------------------

      Registrant's operations for the three months ended March 31, 1999 resulted in a loss of $13,678. This was due mainly to interest expense of $12,420 and management fees of $690.

Liquidity and Capital Resources

      The Registrant is currently meeting its cash needs from borrowing from a company. There is no assurance that this will continue in future years. The Registrant's principal asset is its investment in marketable securities of Ajay, which it has held for over nine years. These shares are carried at a zero value on the Registrant's Balance Sheet as a result of recording the Registrant's equity in net losses of Ajay. The market value of Ajay stock on March 31, 1999 was $0.687 per share. Ajay stock is traded over-the-counter. The approximate market value of the Registrant's 246,667 shares was $169,460 on that date. The Registrant also owns 15,341 shares of Enercorp, Inc. common stock. These shares are carried at their fair market value of $2.625 per share at March 31, 1999, which is $8,126 below cost. These shares could be liquidated to meet cash flow needs if necessary.

Year 2000 Compliance
--------------------

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

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      Pursuant to the provisions of Reg. ss. 210.3-09 of Regulation S-X, the Registrant is required to file separate financial statements of its equity basis investee Ajay, which financial statements for March 31, 1999 are filed herewith.

(b)   Reports on Form 8-K.

      None

                                LBO CAPITAL CORP.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 1999


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

                                LBO CAPITAL CORP.
                                -----------------
                                  (Registrant)


                                                By  s\Thomas W. Itin
                                                  --------------------------
                                                  Thomas W. Itin, President,
                                                  Chairman of Board of Directors



      Date signed:  May 14, 1999