Form 10-Q
period 1999-06-30
LBO CAPITAL CORP
filed 1999-08-23
CIK 753557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                           Commission File No.
June 30, 1999                                   33-19107
---------------------                           -------------------


                                LBO Capital Corp.
             (Exact name of Registrant as Specified in its Charter)

Colorado                                                            38-2780733
---------------------------------                          -------------------
(State or Other Jurisdiction                                     (IRS Employer
 of Incorporation or Organization)                         Identification No.)




7001 Orchard Lake Road, Suite 424
West Bloomfield MI                                                  48322-3608
----------------------------------------                    ------------------
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
                        Yes    X      No
                            -------      -------

As of August 13, 1999 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

                                LBO CAPITAL CORP.

                 Form 10-Q Filing of Quarter Ended June 30, 1999

                                      INDEX
                                                                            Page
                                                                          Number

Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Balance Sheets
               June 30, 1999 (Unaudited) and December 31, 1998               3

            Statements of Operations (Unaudited)
               Three and Six months ended June 30, 1999 and 1998             4

            Statements of Cash Flows (Unaudited)
               Six months ended June 30, 1999 and 1998                       5

            Notes to Financial Statements (Unaudited)                        6

Item 2.     Management's  Discussion  and  Analysis  of  Financial
            Statements (Unaudited)                                           7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               8-x

            Financial Statements of Ajay Sports, Inc.
            as of June 30, 1999                                              x


            Signature Page


Note: No other information is included in answer to any item under Part II as those other Items are either not applicable, or if applicable, the answer is negative.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                   LBO CAPITAL CORP.
                                     BALANCE SHEETS


                                                       (Unaudited)
                                                         June 30,             December 31,
                                                           1999                   1998
                                                       --------------         --------------
                                         ASSETS
Current Assets:
    Cash and Equivalents                               $          38          $          73
    Interest Receivable - Other                                  658
    Note Receivable - Other                                  300,000                     -0-
    Marketable Securities - Available for Sale                61,364                 46,023
                                                         ------------           ------------

      Total Current Assets                                   362,060                 46,096


TOTAL ASSETS                                           $     362,060          $      46,096
                                                         ============           ============


                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable                                       $         731          $       3,763
    Accounts Payable - Related Entities                          210                    210
    Notes Payable - Other                                    820,351                514,901
    Accrued Expenses and Taxes                               151,359                126,319
                                                         ------------           ------------
      Total Current Liabilities                              972,651                645,193

Stockholders' Equity
    Common Stock, $.0001 par value;
      Authorized 100,000,000 Shares;
      Issued and Outstanding 12,100,000 shares                 1,210                  1,210
    Additional Paid-In Capital                               623,094                623,094
    Unrealized Gain(Loss) on Available for Sale Securities    12,968                 (2,373)
    Accumulated Deficit                                   (1,247,864)            (1,221,027)
                                                         ------------           ------------

      Total Stockholders' Deficit                           (610,592)              (599,097)
                                                         ------------           ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT              $     362,060          $      46,096
                                                         ============           ============


                       See notes to financial statements.

                                           3

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.


                                                       LBO CAPITAL CORP.
                                                    STATEMENTS OF OPERATIONS



                                                     For the Three Months Ended June 30,       For the Six Months Ended June 30,
                                                       1999                   1998               1999                  1998
                                                   -------------        -----------------    --------------        --------------

REVENUES:
     Interest Income - Other                       $        658         $         -0-        $         658         $          -0-

EXPENSES:
     Professional Services                                  211                 (459)                  639                  (319)
     Management Fees                                        930                  690                 1,620                 1,410
     Interest Expense                                    12,620               13,374                25,040                26,525
     Other Expenses                                          55                   45                   195                    75
                                                     -----------        -------------           -----------        --------------

            Total Expenses                               13,816               13,650                27,494                27,691
                                                     -----------        -------------           -----------        --------------

Income (Loss) Before Income Taxes                       (13,158)             (13,650)              (26,836)              (27,691)

Income Tax Expense (Benefit):
     Currently Payable                                       -0-                  -0-                   -0-                   -0-
                                                     -----------        -------------           -----------        --------------

      Net Income (Loss)                            $    (13,158)        $    (13,650)        $     (26,836)        $     (27,691)
                                                     ===========        =============           ===========        ==============

       Net Income (Loss) per Share                 $       (.00)        $       (.00)        $        (.00)        $        (.00)
                                                     ===========        =============           ===========        ==============

       Weighted Average Number of Common Shares
          Outstanding                                12,100,000           12,100,000            12,100,000            12,100,000
                                                     ===========        =============           ===========        ==============





                                               See notes to financial statements.

                                                               4

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                   LBO CAPITAL CORP.
                                       CASH FLOWS


                                                 (UNAUDITED)
                                                    June 30,                 June 30,
                                                      1999                     1998
                                                 ---------------           --------------
Cash Flows for Operating Activities:
Net Loss                                         $      (26,836)           $     (27,691)
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Changes in Assets and Liabilities:
  (Decrease) Increase in:
    Interest Receivable - Other                            (658)                      -0-
    Accounts Payable                                     (3,032)                  (3,472)
    Accounts Payable - Related Entities                      -0-                    (850)
    Accrued Expenses and Taxes                           25,041                   26,525
                                                     -----------              -----------

        Total Adjustments                                21,351                   22,203
                                                     -----------              -----------


Net Cash (Used for) Operations                           (5,485)                  (5,488)


Cash (Used for) Investing Activities
  Note Receivable - Other                              (300,000)                      -0-
  Marketable Securities Available for Sale                   -0-                      -0-
                                                     -----------              -----------
                                                       (300,000)                      -0-
                                                     -----------              -----------

Cash Flows from Financing Activities:
  Proceeds on Notes Payable                             305,450                    5,480
                                                     -----------              -----------

            Net Cash Provided by Financing Activities   305,450                    5,480
                                                     -----------              -----------

Net Increase (Decrease) in Cash                             (35)                      (8)

Cash and Cash Equivalents:
  At Beginning of Period                                     73                       43
                                                     -----------              -----------

  At End of Period                               $           38            $          35
                                                     ===========              ===========

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                  $           -0-           $          -0-
                                                     ===========              ===========






                                  See notes to financial statements.

                                                  5

                                LBO CAPITAL CORP
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

      NOTE 1.  INTERIM FINANCIAL STATEMENTS

      The accompanying financial statements of LBO Capital Corp. ("the Company") have been prepared by the Company without audit by independent accountants, except for the balance sheet at December 31, 1998. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 1999 and December 31, 1998, and the results of operations and cash flows for the six month periods ended June 30, 1999 and 1998.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report 10-K. The results for the six-month periods ended June 30, 1999 are not necessarily indicative of future financial results.

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

      NOTE 3:  NOTE RECEIVABLE

On June 22, 1999, the Company loaned $300,000 to Pro Golf International, Inc. ("PGI"), a subsidiary of Ajay Sports, Inc. The Company received a promissory note that is subordinated to PGI's primary lender. The unpaid principal balance will bear an interest rate of 10% and will be due and payable in full on July 22, 2000. The proceeds were used to purchase all the outstanding capital stock of Pro Golf of America, Inc., franchiser of Pro Golf Discount retail golf stores. Ajay owns over 80% of the stock of Pro Golf International, with the remaining shares held by a group of investors. The Company borrowed the funds from an unrelated company to loan to PGI.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (a) Material Changes in Financial Condition
          ---------------------------------------
      Working capital decreased by $11,495 in the six-month period ended June 30, 1999 due to the net loss of $26,836 and an increase in unrealized gain on investments of $15,341 for the six months ended June 30, 1999.



      (b) Results of Operations
          ---------------------
      Registrant's operations for the six months ended June 30, 1999 resulted in a loss of $26,836. This was due mainly to interest expense of $25,040 and management fees of $1,620.

Liquidity and Capital Resources
-------------------------------
      The Registrant is currently meeting its cash needs from borrowing from a company. There is no assurance that this will continue in future years. The Registrant's principal asset is its investment in marketable securities of Ajay, which it has held for over nine years. These shares are carried at a zero value on the Registrant's Balance Sheet as a result of recording the Registrant's equity in net losses of Ajay. The market value of Ajay stock on June 30, 1999 was $2.188 per share. Ajay stock is traded over-the-counter. The approximate market value of the Registrant's 246,667 shares was $539,707 on that date. The Registrant also owns 15,341 shares of Enercorp, Inc. common stock. These shares are carried at their fair market value of $4.00 per share at June 30, 1999, which is $12,968 above cost. These shares could be liquidated to meet cash flow needs if necessary.

Year 2000 Compliance
--------------------
The Company does not anticipate the year 2000 compliance requirements will have a material impact on earnings. The Company has initiated replacement of the Company's most significant computer programs with new updates that are warranted to be year 2000 compliant. Installation of these updates is anticipated to be completed prior to September 30, 1999. All other programs subject to year 2000 concerns will be evaluated utilizing internal and external resources to reprogram, replace or test each of them.





Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      Pursuant to the provisions of Reg. ss. 210.3-09 of Regulation S-X, the Registrant is required to file separate financial statements of its equity basis investee Ajay, which financial statements for June 30, 1999 are filed herewith.

(b)   Reports on Form 8-K.

      On July 12, 1999, the Registrant filed a Form 8-K reporting the extension of the Class A, B & C warrants from July 25, 1999 to July 25, 2000.

                                LBO CAPITAL CORP.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 1999


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

                                LBO CAPITAL CORP.
                                -----------------
                                  (Registrant)


                                                By  \s\Thomas W. Itin
                                                  -------------------------
                                                  Thomas W. Itin, President,
                                                  Chairman of Board of Directors



      Date signed:  August 19, 1999