Form 10-Q
period 1999-09-30
LBO CAPITAL CORP
filed 1999-11-22
CIK 753557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                           Commission File No.
September 30, 1999                                    33-19107
------------------                                   ----------


                                LBO Capital Corp.
             (Exact name of Registrant as Specified in its Charter)

Colorado                                                            38-2780733
---------------------------------                          --------------------
(State or Other Jurisdiction                               (IRS Employer
 of Incorporation or Organization)                         Identification No.)




7001 Orchard Lake Road, Suite 424
West Bloomfield MI                                                  48322-3608
----------------------------------------                   --------------------
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

As of November 11, 1999 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

                                LBO CAPITAL CORP.

              Form 10-Q Filing of Quarter Ended September 30, 1999

                                      INDEX
                                                                            Page
                                                                          Number

Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Balance Sheets
               September 30, 1999 (Unaudited) and December 31, 1998          3

            Statements of Operations (Unaudited)
               Three and Nine months ended September 30, 1999 and 1998       4

            Statements of Cash Flows (Unaudited)
               Nine months ended September 30, 1999 and 1998                 5

            Notes to Financial Statements (Unaudited)                        6

Item 2.     Management's Discussion and Analysis of Financial Statements
            (Unaudited)                                                    7-8

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               8-x

            Financial Statements of Ajay Sports, Inc.
            as of September 30, 1999                                         x


            Signature Page


Note: No other information is included in answer to any item under Part II as those other Items are either not applicable, or if applicable, the answer is negative.


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                LBO CAPITAL CORP.
                                 BALANCE SHEETS


                                                      (Unaudited)
                                                       September 30,      December 31,
                                                           1999              1998
                                                    -------------------------------------
                                     ASSETS
Current Assets:
    Cash and Equivalents                             $          85         $          73
    Interest Receivable - Other                              8,219
    Note Receivable - Other                                300,000                    -0-
    Marketable Securities - Available for Sale              43,139                46,023
                                                       ------------          ------------

       Total Current Assets                                351,443                46,096


TOTAL ASSETS                                         $     351,443         $      46,096
                                                       ============          ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
    Accounts Payable                                           731                 3,763
    Accounts Payable - Related Entities                        240                   210
    Notes Payable - Other                                  821,751               514,901
    Accrued Expenses and Taxes                             172,433               126,319
                                                       ------------          ------------
       Total Current Liabilities                           995,155               645,193

Stockholders' Equity
    Common Stock, $.0001 par value;
       Authorized 100,000,000 Shares;
       Issued and Outstanding 12,100,000 shares              1,210                 1,210
    Additional Paid-In Capital                             623,094               623,094
    Unrealized Gain(Loss) on Available for Sale Securities  (5,257)               (2,373)
    Accumulated Deficit                                 (1,262,758)           (1,221,027)
                                                       ------------          ------------

       Total Stockholders' Deficit                        (643,712)             (599,097)
                                                       ------------          ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT            $     351,443         $      46,096
                                                       ============          ============


                       See notes to financial statements.

                                           3


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                                        LBO CAPITAL CORP.
                                                    STATEMENTS OF OPERATIONS



                                                   For the Three Months Ended September 30, For the Nine Months Ended September 30,
                                                       1999                1998                     1999                  1998
                                                   -------------     ------------------      ------------------   -----------------



REVENUES:
     Interest Income - Other                       $      7,561        $           -0-         $     8,219        $           -0-

EXPENSES:
     Professional Services                                  513                   432                1,152                   113
     Management Fees                                        840                   660                2,460                 2,070
     Interest Expense                                    21,074                13,574               46,114                40,099
     Other Expenses                                          30                    57                  225                   132
                                                     -----------         -------------           ----------         -------------

             Total Expenses                              22,456                14,723               49,950                42,414
                                                     -----------         -------------           ----------         -------------

Income (Loss) Before Income Taxes                       (14,895)              (14,723)             (41,731)              (42,414)

Income Tax Expense (Benefit):
     Currently Payable                                      -0-                   -0-                  -0-                   -0-
                                                     -----------         -------------           ----------         -------------

      Net Income (Loss)                            $    (14,895)       $      (14,723)         $   (41,731)       $      (42,414)
                                                     ===========         =============           ==========         =============

       Net Income (Loss) per Share                 $       (.00)       $         (.00)         $      (.00)       $         (.00)
                                                     ===========         =============           ==========         =============

       Weighted Average Number of Common Shares
          Outstanding                                12,100,000            12,100,000            12,100,000           12,100,000
                                                     ===========         =============           ==========         =============






                                               See notes to financial statements.





PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                   LBO CAPITAL CORP.
                                       CASH FLOWS


                                                  (UNAUDITED)
                                                  September 30,      September 30,
                                                      1999                1998
                                               ---------------------------------------

Cash Flows for Operating Activities:
Net Loss                                           $    (41,731)             $   (42,414)
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Changes in Assets and Liabilities:
  (Decrease) Increase in:
    Interest Receivable - Other                          (8,219)                     -0-
    Accounts Payable                                     (3,032)                  (3,472)
    Accounts Payable - Related Entities                      30                     (850)
    Accrued Expenses and Taxes                           46,114                   40,100
                                                     -----------               ----------

        Total Adjustments                                34,893                   35,778
                                                     -----------               ----------


Net Cash (Used for) Operations                           (6,838)                  (6,636)


Cash (Used for) Investing Activities
  Note Receivable - Other                              (300,000)                     -0-
  Marketable Securities Available for Sale                  -0-                      -0-
                                                     -----------               ----------
                                                       (300,000)                     -0-
                                                     -----------               ----------

Cash Flows from Financing Activities:
  Proceeds on Notes Payable                             306,850                    6,630
                                                     -----------               ----------

             Net Cash Provided by Financing Activities  306,850                    6,630
                                                     -----------               ----------

Net Increase (Decrease) in Cash                              12                       (6)

Cash and Cash Equivalents:
  At Beginning of Period                                     73                       43
                                                     -----------               ----------

  At End of Period                                 $         85              $        37
                                                     ===========               ==========

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                    $        -0-              $       -0-
                                                     ===========               ==========






                       See notes to financial statements.



                                LBO CAPITAL CORP
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

      NOTE 1.  INTERIM FINANCIAL STATEMENTS

      The accompanying financial statements of LBO Capital Corp. ("the Company") have been prepared by the Company without audit by independent accountants, except for the balance sheet at December 31, 1998. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 1999 and December 31, 1998, and the results of operations and cash flows for the nine month periods ended September 30, 1999 and 1998.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report 10-K. The results for the nine-month periods ended September 30, 1999 are not necessarily indicative of future financial results.

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

      Following the reverse split, holders of Ajay's common stock received one new share of $.01 par value common stock for every nine shares of common stock currently held. Therefore, the number of Ajay shares held by the Company is 246,667. The reverse split also affected the number and exercise price of the Company's warrants, such that the Company now holds 33,333 warrants entitling it to purchase one share of Ajay's common stock at $1.08 per share.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (a) Material Changes in Financial Condition
          ---------------------------------------
      Working capital decreased by $44,615 in the nine-month period ended September 30, 1999 due to the net loss of $41,731 and a decrease in unrealized gain on investments of $2,884 for the nine months ended September 30, 1999.



      (b) Results of Operations
          ---------------------
      Registrant's operations for the nine months ended September 30, 1999 resulted in a loss of $26,836. This was due mainly to interest expense of $25,040 and management fees of $1,620.

Liquidity and Capital Resources
-------------------------------
      The Registrant is currently meeting its cash needs from borrowing from a company. There is no assurance that this will continue in future years. The Registrant's principal asset is its investment in marketable securities of Ajay, which it has held for over nine years. These shares are carried at a zero value on the Registrant's Balance Sheet as a result of recording the Registrant's equity in net losses of Ajay. The market value of Ajay stock on September 30, 1999 was $.813 per share. Ajay stock is traded over-the-counter. The approximate market value of the Registrant's 246,667 shares was $200,540 on that date. The Registrant also owns 15,341 shares of Enercorp, Inc. common stock. These shares are carried at their fair market value of $2.812 per share at September 30, 1999, which is $5,257 below cost. These shares could be liquidated to meet cash flow needs if necessary.

Change in Accountants
----------------------
On August 27, 1999, the Registrant filed a Form 8-K regarding the Registrant's engagement with the accounting firm of J.L. Stephan Co., P.C. to act as its independent accounting firm, to replace Hirsch Silberstein & Subelsky, P.C. The decision by Hirsch Silberstein & Subelsky, P.C. to resign was a result of one of its members, Ronald N. Silberstein, leaving the firm to become Ajay Sports, Inc.'s Chief Financial Officer and Chief Administrative Officer. Following Mr. Silberstein's departure, the Registrant was advised that the firm will concentrate its practice of providing accounting related services to individuals and privately held businesses.


Year 2000 Compliance
--------------------
The Company does not anticipate the year 2000 compliance requirements will have a material impact on earnings. The Company has initiated replacement of the Company's most significant computer programs with new updates that are warranted to be year 2000 compliant. Installation of these updates is anticipated to be completed prior to November 30, 1999. All other programs subject to year 2000 concerns will be evaluated utilizing internal and external resources to reprogram, replace or test each of them.



Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      Pursuant to the provisions of Reg. ss. 210.3-09 of Regulation S-X, the Registrant is required to file separate financial statements of its equity basis investee Ajay, which financial statements for September 30, 1999 are filed herewith.

(b) Reports on Form 8-K.

      On August 27, 1999, the Registrant filed a Form 8-K regarding the Registrant's engagement with the accounting firm of J.L. Stephan Co., P.C. to act as its independent accounting firm, to replace Hirsch Silberstein & Subelsky, P.C.

                                LBO CAPITAL CORP.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1999


                                 Signature Page




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LBO CAPITAL CORP.
                               -------------------
                                  (Registrant)


                                           By   \s\ Thomas W. Itin
                                             ----------------------------------
                                             Thomas W. Itin, President,
                                             Chairman of Board of Directors



      Date signed:  November 11, 1999