Form 10-K
period 1999-12-31
LBO CAPITAL CORP
filed 2000-04-14
CIK 753557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

December 31, 1999                                                     33-19107
---------------------------                                ---------------------
(For the fiscal year ended) (Commission File No.)

                                LBO CAPITAL CORP.
             (Exact name of Registrant as specified in its charter)

Colorado                                                            38-2780733
----------------------------                     -------------------------------
(State or other jurisdiction                     (I.R.S. Employer Identification
 of organization)                                 Number)

7001 Orchard Lake Road, Suite 424
West Bloomfield, MI                                                     48322
---------------------------------------          -------------------------------
(Address of principal executive offices)                  (Zip Code)

               Registrant's telephone number, including area code:
                                 (248) 851-5651

          Securities registered pursuant to Section 12 (b) of the Act:

                                      None

          Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock, $.0001 Par Value
                         -------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: Yes X No

      As of December 31, 1999, a total of 12,100,000 shares of common stock, $.0001 par value, were outstanding and the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $116,488 based on the average of the bid and asked prices on that date $.03 as reported by The National Quotation Bureau, Inc.

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

      On March 15, 1988, the Registrant completed a public offering of 3,000,000 Units, each Unit consisting of one share of its common stock, one Callable Class A Warrant, one Callable Class B Warrant and one Callable Class C Warrant. The Warrants are detachable from the Units and may be traded separately in the over-the-counter market. Each Class A Warrant entitles the holder thereof to purchase at a price of $0.50, one share of Common Stock at any time until February 26, 1989. Each Class B Warrant entitled the holder thereof to purchase at a price of $0.75 one share of Common Stock at any time until August 26, 1989. Each Class C Warrant entitled the holder thereof to purchase at a price of $1.00, one share of Common Stock at any time until February 26, 1990. The expiration dates of these warrants were subsequently extended by the Board of Directors to expire on various dates, the latest being July 25, 2000. A Form 8-K was filed on July 12, 1999 reporting this extension. The Registrant received net proceeds of approximately $474,300 after payment of all costs of the offering.

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

      The 246,667 common stock and 33,333 warrants owned by the Registrant represented 6.7% of the total shares of Ajay common stock outstanding as of December 31, 1999. The decrease is the result of new shares issued.

      Ajay's Common Stock ("AJAY") and Units ("AJAYU") are trading on the Nasdaq Small Cap and the Warrants ("AJAYW") have been traded over-the-counter since
1989 and are reported by the National Quotation Service. The following table sets forth the range of high and low trade prices for the common stock:


                           HI        LOW
                         ------     ------
      1999
      ----
      First Quarter     $ 1.063     $ .688
      Second Quarter    $ 3.000     $ .688
      Third Quarter     $ 2.063     $ .813
      Fourth Quarter    $  .938     $ .500

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

     On June 22, 1999, the Company loaned $300,000 to Pro Golf International, Inc. ("PGI"), a subsidiary of Ajay Sports, Inc. The Company received two promissory notes that is subordinated to PGI's primary lender. The unpaid principal balance will bear an interest rate of 10% and will be due and payable in full on July 22, 2000. The balance ,including interest, at December 31, 1999 was $315,781. The proceeds were used to purchase all the outstanding capital stock of Pro Golf of America, Inc., franchiser of Pro Golf Discount retail golf stores. Ajay owns over 80% of the stock of Pro Golf International, with the remaining shares held by a group of investors.

Competition
------------
      The Registrant expects to encounter substantial competition in its efforts to locate businesses for acquisition. The primary competition for desirable business acquisitions is expected to come from other small companies organized and funded for purposes similar to the Registrant, small venture capital partnerships and corporations, small business investment companies and wealthy individuals. Should the Registrant elect to engage in a leveraged buyout acquisition, competition may also be anticipated from investment bankers. Many of these entities have significantly greater experience, resources and managerial capabilities than the Registrant and are therefore in a better position than the Registrant to obtain access to businesses.

Employees
---------
As of December 31, 1999, the Registrant had no employees.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Registrant's shareholders during the fiscal year ended December 31, 1999.


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

      Prices for the Common Stock have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau since March 15, 1988. The high and low trade price quotations for the Registrant's Common Stock during the quarters ended on the dates listed below is as follows:

                                  Trade Prices
                                  ------------
                                HI            LOW
                               ----          -----
      1998
      ----
      First Quarter          $ .035          $ .03
      Second Quarter         $ .03           $ .25
      Third Quarter          $ .03           $ .02
      Fourth Quarter         $ .03           $ .02

      1999
      ----

      First Quarter          $ .025          $ .025
      Second Quarter         $ .03           $ .025
      Third Quarter          $ .03           $ .03
      Fourth Quarter         $ .03           $ .03

      On December 31, 1999, the high trade price reported for the Common Stock was $.03 and the low trade price was $.03.

      As of December 31, 1999, the number of record holders of the  Registrant's
Common  Stock  was  265.  This  figure  excludes  an   undetermined   number  of
shareholders whose shares are held in "street" or "nominee" name.

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


Units
-----
      Prices for the Units have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau since March 15, 1988. The high and low quotations for the Registrant's Units during the quarters ended on the dates listed below is as follows:

                                   Trade Price
                                   -----------
                                HI             LOW
                               ----           -----
      1998
      ----
      First Quarter           $ .035          $ .03
      Second Quarter          $ .03           $ .025
      Third Quarter           $ .03           $ .02
      Fourth Quarter          $ .03           $ .02

      1999*
      -----

*No units traded in 1999.


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

ITEM 6.     SELECTED FINANCIAL DATA
                                   December 31
                     1999         1998         1997          1996          1995
--------------------------------------------------------------------------------
Working Capital   $(672,330)   $(599,097)   $(560,736)  $(498,352)    $(427,094)
Cash                     63           73           43          78            78
Marketable
Securities           32,600       46,023       24,972      28,765         8,000
Notes Receivable    300,000            0            0           0             0
 Interest Receivable 15,780            0            0           0             0
Total Assets        348,443       49,096       24,972      28,843         8,251

Total Liabilities 1,020,773      645,193      585,708     527,195       435,345
Shareholders'
Equity             (672,330)    (599,097)    (560,736)   (498,352)     (427,094)


                                   December 31
                    1999          1998           1997         1996         1995
--------------------------------------------------------------------------------
Total Operating
Revenue             $15,781        $0            $0          $0              $0
Total Operating
 Exp.                75,590    59,454         8,549      52,328          35,173
Net income (loss)
before equity loss
of affiliate        (59,809)  (59,454)      (58,549)    (52,325)        (35,173)
Equity in net loss
of affiliated
company                   0         0             0           0               0
Net income (loss)   (59,809)  (59,454)      (58,549)    (52,328)        (35,173)
Net Income (loss)
  per common share    ( .00)   (  .00)       (  .00)      ( .00)          ( .00)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
      Working capital at December 31, 1999 was decreased by $73,232 from the period ended December 31, 1998. This was mainly caused by a net loss of $59,809, a decrease of $13,423 in the market value of securities available for sale.

     On December 2, 1996, the Registrant had a change in its borrowing arrangements. The Registrant borrowed $325,790 from Dearborn Wheels, Inc. to repay a note payable to Michigan National Bank. The principal balance as of December 31, 1999, was $823,201 and the interest due was $194,021. The loan is at prime plus 2% interest and is secured by all the intangible assets of the Registrant. Dearborn Wheels, Inc. is held in majority by the Registrant's President's spouse.

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
Thomas W. Itin                65          President and           Since
7001 Orchard Lake Rd.                     Chairman of the         Inception
West Bloomfield, MI  48322                Board of Directors

Anthony B. Cashen             63          Secretary,              Since
RD 2 Box 203                              Treasurer and           Inception
Ghent, NY 12075                           Director

Robert W. Schwartz            55          Director                Since
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

      The Registrant is subject to Section 13(a) of the Securities Exchange Act of 1934 and is therefore not required to identify or disclose information concerning its significant employees.

      There are no family relationships between any director, executive officer or person nominated or chosen by the Registrant to become a director or executive officer.
      Below is a summary description of educational and professional background of each executive officer and director of the Registrant.

Thomas W. Itin.  Mr. Itin has served as the Chairman and  President of the Board
---------------
of Directors of the Registrant since inception. Mr. Itin was elected Chairman of the Board and President of Ajay Sports, Inc. in June of 1993, and is the largest single stockholder. Mr. Itin has been a director of Williams Controls, Inc., a publicly held company since its inception in November 1988. Mr. Itin serves on the Cornell University Council and is Chairman of the Technology Transfer Committee of the Council. Mr. Itin has been Chairman, President and Owner of TWI International Inc. since he founded that entity in 1967. TWI acts as consultant for mergers, acquisitions, financial structuring, new ventures and asset management. Mr. Itin also is the owner and principal officer of Acrodyne
Corporation   since   1962.   Mr.   Itin  was  awarded  a  Masters  of  Business
Administration degree from New York University and received a Bachelor of Sciencee degree from Cornell University.

Anthony  B.  Cashen.  Mr.  Cashen  has  served  as the  Registrant's  Secretary,
--------------------
Treasurer and Director since inception. He has also served as a director of Ajay Sports, Inc. since 1993. For the past five years and until his retierment in December 1999, Mr. Cashen has served as managing partner, then as a Senior Partner of LAI Ward Howell a publicly held management consulting and executive recruiting firm located in New York City. He currently serves as a Director of Immucell Corp., and Williams Controls, Inc., both publicly held companies. Previously, Mr. Cashen has been an officer and principal of the investment firms A.G. Becker Inc. and Donaldson, Lufkin and Jenrette, Inc. He received an MBA from the Johnson Graduate School of Management at Cornell University, and a Bachelor of Science degree from Cornell University.

Robert W. Schwartz. Mr. Schwartz has served as Director of the Registrant  since
------------------
March 28, 1991. Since 1985 he has been Chairman and President of Schwartz, Gordon, Heslin & Associates, Inc., a management and financial consulting firm in Troy, New York. From 1987 until 1991 he was a Director and Vice President and Treasurer of ESARCO International, Inc., a publicly held company which licenses and markets all-terrain trucks. Previously Mr. Schwartz was President and Director of Winsources, Inc., a telephone equipment supplier, President and Director of Cordian Corporation of Latham, New York, a telephone equipment manufacturer, and Vice President of Finance of Garden Way Manufacturing Company, Inc., a manufacturer of rototillers and outdoor equipment. Mr. Schwartz received a B.S. degree in industrial and labor relations from Cornell University and did graduate work at State University of New York at Albany.

ITEM 11.    EXECUTIVE COMPENSATION

      The Registrant reimburses its directors for expenses incurred by them in connection with business performed on the Registrant's behalf, including expenses incurred in attending meetings. In addition, directors receive a fee of $250 for each Board of Directors meeting attended. No such reimbursements were made for the period from January 1, 1990 to December 31, 1999. While none of the officers received any salary, such individuals are reimbursed for all accountable expenses incurred on behalf of the Registrant.

      See Item 13 - Certain Business Relationships and Related Transactions under Acrodyne Corporation for additional information.

      The Registrant has no defined benefit and actuarial plan providing for payments to employees upon retirement. The Registrant also has no plans for awarding stock options. No other compensation was paid to officers or directors of the Registrant from January 1, 1990 to December 31, 1999.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table contains information as of March 31, 2000 with respect to beneficial ownership of the Registrant's Common stock by each person known by the Registrant to be the beneficial owner of more than five percent thereof, by the executive officers and directors of the Registrant and by all executive officers and directors of the Registrant as a group:

                                  Common Stock
                                           Beneficially                 Percent
                                           Owned (1)                    of Class
                                           -------------------------------------
Thomas W. Itin                             7,717,073 (2)(3)(4)             57.2%

Anthony B. Cashen                            400,000 (4)                   3.3%

Robert W. Schwartz                           100,000 (4)                    .8%

Officers and Directors                     8,217,073 (3)                  61.3%
as a group (3 persons)

James T. Emerson                             695,000                       5.7%
221 E. Colonial Drive
Orlando, FL  32801

      (1) Without giving effect to the exercise of outstanding Warrants except as noted in footnote 4 below.

      (2) These shares are held of record by entities of which Mr. Itin is either a principal or a beneficiary.

      (3) Includes 300,000 shares held by Mr. Itin's wife, Shirley B. Itin, either as beneficiary or custodian, of which Mr. Itin disclaims any beneficial ownership.

      (4) These shares include warrants granted on June 3, 1992 expiring December 4, 2000, to purchase one share of common stock per warrant for $.04. (Thomas W. Itin, 1,000,000, Anthony B. Cashen, 200,000, Robert W. Schwartz, 100,000)

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others.
---------------------------------------
      None of the Registrant's officers and directors devote their full time to the Registrant's affairs and such persons may be affiliated with other business entities and enterprises, some of which may be formed for similar purposes as the Registrant and thus be in direct competition with the Registrant. Such activities may result in such persons being exposed to conflicts of interests from time to time. The Registrant has adopted no conflict of interest policy with respect to such transactions. However, the officers and directors of the Registrant recognize their fiduciary obligation to treat the Registrant and its shareholders fairly in any such future activities.

Certain Business Relationships.
------------------------------
      In the Registrant's last full fiscal year the Registrant made payments for property and services in excess of five percent of the Registrant's consolidated gross revenues to Acrodyne, a company whose Chairman, President and major stockholder of the Registrant. The Board of Directors of the Registrant has reviewed and approved the use of Acrodyne and has determined that the fees charged the Registrant by Acrodyne are as favorable as could be incurred by any other independent, third party business consultant. It is anticipated that the Registrant will continue to utilize Acrodyne in the future. The total sum which the Registrant paid Acrodyne for the year ended December 31, 1999 was $3,300 for the above mentioned consulting services and out-of-pocket travel expenses, staff time spent for accounting, record keeping, and utilities, but did not include fees for services of the Chairman.

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

      Pursuant to the provisions of Rule 3-09 of Regulation S-X, the Registrant is required to file separate audited financial statements of its equity basis investee, Ajay Sports, Inc. ("Ajay"). Ajay's audited financial statements for December 31, 1999 are filed within this report.

(a) (3)  Exhibits

The Articles of Incorporation and By-Laws of the Corporation are incorporated by reference to the Registrant's Registration Statement on Form S-18, effective December 16, 1987. Exhibit 27.0 Financial Data Schedule is filed herewith.

(b) Reports on Form 8-K.

A Form 8-K was filed on July 12, 1999 regarding the extension of the expiration date of the Registrant's warrants from July 25, 1999 to July 25, 2000. A Form 8-K was filed on December 1, 1999 to extend the exercise period of the Registrant's warrants issued to its directors from December 4, 1999 to December 4, 2000.

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                      LBO CAPITAL CORP.
                                  (Registrant)




                                                By: \s\Thomas W. Itin
                                                   -------------------------
                            Thomas W. Itin, President
                            & Chief Financial Officer

Date:  April 14,  2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the (date)

Signature                                   Title
-----------                               -------------------------

 \s\Thomas W. Itin                        Chairman of the Board of Directors,
---------------------                     Chief Executive Officer and President
Thomas W. Itin


 \s\Anthony B. Cashen                     Secretary, Treasurer and Director
---------------------
Anthony B. Cashen


 \s\Robert W. Schwartz                    Director
-----------------------
Robert W. Schwartz

                                LBO CAPITAL CORP.







                                TABLE OF CONTENTS
                               -------------------

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

   Balance Sheets ........................................................  F2

   Statements of Operations ..............................................  F3

   Statements of Changes in Stockholders' Deficit.........................  F4

   Statements of Cash Flows ..............................................  F5

Notes to Consolidated Financial Statements ...........................  F6-F10

                          INDEPENDENT AUDITOR'S REPORT


 To the Board of Directors and Stockholders of LBO Capital Corp

We have audited the accompanying balance sheet of LBO Capital Corp., as of December 31, 1999, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of LBO Capital Corp. as of December 31, 1998 and 1997 were audited by other auditors whose reports dated March 23, 1999 and March 24, 1998 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LBO Capital Corp. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/S/ J L Stephan Co, PC
-----------------------
J L Stephan Co, PC

Traverse City, Michigan
March 30, 2000

                                         F1

                                LBO CAPITAL CORP.
                                 BALANCE SHEETS
                        As of December 31, 1999 and 1998



                                                          1999                1998
                                                    ----------------------------------------
                                     ASSETS
Current Assets:
    Cash and Equivalents                             $            63          $          73
    Marketable Securities - Available for Sale                32,600                 46,023
    Interest Receivable                                       15,780                      0
    Notes Receivable                                         300,000                      0
                                                       --------------           ------------

       Total Current Assets                                  348,443                 46,096
                                                       --------------           ------------
TOTAL ASSETS                                         $       348,443          $      46,096
                                                       ==============           ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable                                                       3,250          3,763
    Accounts Payable - Related Entities                          300                    210
    Notes Payable - Other                                    823,201                514,901
    Accrued Expenses and Taxes                               194,021                126,319
                                                       --------------           ------------
       Total Current Liabilities                           1,020,773                645,193

Stockholders' Equity
    Common Stock, $.0001 par value;
       Authorized 100,000,000 Shares;
       Issued and Outstanding 12,100,000 shares                1,210                  1,210
    Additional Paid-In Capital                               623,094                623,094
    Unrealized Gain(Loss) on Available for Sale Securities   (15,796)                (2,373)
    Accumulated Deficit                                   (1,280,836)            (1,221,027)
                                                       --------------           ------------

       Total Stockholders' Deficit                          (672,330)              (599,097)
                                                       --------------           ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT            $       348,443          $      46,096
                                                       ==============           ============

                The accompanying notes are an integral part of of this financial statement.
                                       F2


                                                 LBO CAPITAL CORP.
                                             STATEMENTS OF OPERATIONS
                                For the Years Ended December 31, 1999, 1998, and 1997



                                                            1999                 1998                    1997
                                                        --------------   ----------------------      --------------


REVENUES:                                               $      15,781        $          -0-          $          -0-
                                                          ------------         -------------         --------------

EXPENSES:
     Professional Services                                      4,243                 3,659                  3,820
     Management Fees                                            3,300                 2,790                  2,900
     Interest Expense                                          67,701                52,843                 52,735
     Other Expenses                                               346                   162                   (906)
                                                          ------------         -------------         --------------

             Total Expenses                                    75,590                59,454                 58,549
                                                          ------------         -------------         --------------

Income (Loss) Before Income Taxes                             (59,809)              (59,454)               (58,549)

Income Tax Expense (Benefit):
     Currently Payable                                            -0-                   -0-                    -0-
                                                          ------------         -------------         --------------

      Net Income (Loss)                                 $     (59,809)       $      (59,454)       $       (58,549)
                                                          ============         =============         ==============

       Net Income (Loss) per Share                      $        (.00)       $         (.00)       $          (.00)
                                                          ============         =============         ==============

       Weighted Average Number of Common Shares
          Outstanding                                      12,100,000            12,100,000             12,100,000
                                                          ============         =============         ==============




                                     The accompanying notes are an intergral
                                         part of this financial statement
                                                      F3



                              STATEMENTS OF CHANGES
                                                     IN  STOCKHOLDERS'   DEFICIT
                                                     For   the    Years    Ended
                            December 31, 1999, 1998,
                                    and 1997



                                                                          Additional                                       Total
                                                    Common Stock           Paid-In       Accumulated      Other        Stockholders'
                                          ----------------------------                                    Comprehensive
                                          Shares               Amount      Capital         Deficit        Income        Deficit
                                          ---------          ---------   -----------     ------------   -----------    -----------


Balances at
             December 31, 1996            12,100,000     $   1,210      $   623,094   $   (1,103,024)    $(19,632)    $  (498,352)
Unrealized Gain (Loss) on Securities                                                                       (3,835)
Net Loss for the Year
             Ended December 31, 1997              -0-           -0-              -0-         (58,549)                     (62,384)
                                          -----------     ----------     -----------      -----------   -----------   ------------

Balances at
             December 31, 1997            12,100,000     $   1,210      $   623,094   $   (1,161,573)    $(23,467)    $  (560,736)
Unrealized Gain (Loss) on Securities                                                                       21,094
Net Loss for the Year
             Ended December 31, 1998              -0-           -0-              -0-         (59,454)                     (38,361)
                                          -----------     ----------     -----------      ------------  -----------    -----------

Balances at
             December 31, 1998            12,100,000     $   1,210       $  623,094   $   (1,221,027)     $(2,373)    $  (599,097)

Unrealized Gain (Loss) on Securities                                                                      (13,423)
Net Loss for the Year
             Ended December 31, 1999              -0-           -0-              -0-         (59,809)                     (73,232)
                                          -----------     ---------      -----------     ------------   -----------      ----------

Balances at
             December 31, 1999            12,100,000     $    1,210      $  623,094   $   (1,280,836)    $(15,796)     $ (672,330)
                                          ===========    ==========      ===========     ============    ==========      ==========


                                                           The accompanying notes are an integral
                                                              part of this financial statement

                                                                             F4


                                                                     LBO CAPITAL CORP.
                                                                 STATEMENTS OF CASH FLOWS
                                                  For the Years Ended December 31, 1999, 1998, and 1997



                                                        1999                       1998                          1997
                                                  ------------------------------------------------------------------------
Cash Flows for Operating Activities:
Net Loss                                           $       (59,809)            $      (59,454)             $      (58,549)
                                                     --------------              -------------               -------------
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Changes in Assets and Liabilities:
  (Increase) Decrease in:
    Prepaid Expenses and Deposits                              -0-                        -0-                         -0-
  (Decrease) Increase in:
    Accounts Payable                                          (423)                      (440)                        499
    Accrued Expenses and Taxes                              67,702                     51,994                      52,836
                                                     --------------              -------------               -------------

        Total Adjustments                                   67,279                     51,554                      53,335
                                                     --------------              -------------               -------------


Net Cash (Used for) Operations                               7,470                     (7,900)                     (5,214)
                                                     --------------              -------------               -------------


Cash (Used for) Investing Activities
  Investment                                              (300,000)                       -0-                         -0-
                                                     --------------              -------------               -------------
                                                          (300,000)                         0                         -0-

Cash provided by (used for) Financing Activities:
  Proceeds from Notes - Other                              308,300                      7,930                       5,180
  Interest Income                                          (15,781)                       -0-                         -0-
                                                     --------------              -------------               -------------

       Net Cash Provided by Financing Activities           292,519                      7,930                       5,180
                                                     --------------              -------------               -------------

Net Increase (Decrease) in Cash                                (11)                        30                         (35)

Cash and Cash Equivalents:
  At Beginning of Period                                        73                         43                          78
                                                     --------------              -------------               -------------

  At End of Period                                 $            63             $           73            $             43
                                                     ==============              =============               =============








                                                 The accompanying notes are an integral part of
                                                             this financial statement
                                                                         F5

                                LBO CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997



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

      Equipment and Depreciation

            Equipment was stated at cost. Depreciation was computed for financial reporting purposes on a straight-line basis over an estimated life of 5 years. Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $0, $0 and $0 respectively. At December 31, 1995, the remaining computer equipment that was previously leased to an investee was determined to be obsolete and written off the books of the Company.

      Income Taxes

            At December 31, 1999, the Company has a net operating loss available for carryforward totaling approximately $1,023,141. The operating loss carryforward expires in various amounts by the year ended December 31, 2020.

Net Loss Per Share

            Net loss per share is computed using weighted average shares outstanding without giving effect to the common stock warrants, as the effect would be antidilutive.

Note 2. Marketable Securities

      The Company's marketable securities available for sale are recorded at fair market value.

                                LBO CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997




                                             Market Value
                          ----------------------------------------------------
                          Investment           Per Share             Aggregate
      1999
      ----
      Enercorp, Inc.       $48,397              $2.125                $32,600

      1998
      ----
      Enercorp, Inc.       $ 48,397             $3.000                $46,023



Note 3. Investments

      On April 3, 1989, the Company acquired an aggregate of 1,880,000 restricted common shares of Ajay Sports, Inc. ("Ajay") for a total purchase price of $182,000. As a result of recording the Company's equity in net losses of Ajay, the carrying value of this investment is zero at December 31, 1999 and 1998. The Company also obtained 200,000 stock warrants of Ajay at that time.

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

      Following the reverse split, holders of Ajay's common stock received one new share of $.01 par value common stock for every six shares of common stock currently held. Therefore, the number of Ajay shares held by the Company is 246,667. The reverse split also affected the number and exercise price of the Company's warrants, such that the Company now holds 33,333 warrants entitling it to purchase one share of Ajay's common stock at $1.08 per share. These warrants expire June 30, 2000.

      All of the Ajay shares are pledged as security for a note payable (see note 4).

      The stock of Ajay is traded over-the-counter and is reported by the National Quotation Service. The following table sets forth the range of high and low trade prices given quarterly by NASDAQ.

                                LBO CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


                                 HI          LOW
                                ----        -----
            1999
            First Quarter     $  1.063    $ .688
            Second Quarter    $  3.000    $ .688
            Third Quarter     $  2.063    $ .813
            Fourth Quarter    $   .938    $ .500


Note 4. Note Receivable

      On June 22, 1999, the Company loaned $300,000 to Pro Golf International, Inc. ("PGI"), a subsidiary of Ajay Sports, Inc. The Company received two promissory notes that is subordinated to PGI's primary lender. The unpaid principal balance will bear an interest rate of 10% and will be due and payable in full on July 22, 2000. The balance ,including interest, at December 31, 1999 was $315,781. The proceeds were used to purchase all the outstanding capital stock of Pro Golf of America, Inc., franchiser of Pro Golf Discount retail golf stores. Ajay owns over 80% of the stock of Pro Golf International, with the remaining shares held by a group of investors.


Note 5. Notes Payable

      During 1998, the Company borrowed $308,300 from Dearborn Wheels, Inc. The proceeds were used to meet current operating needs and the investment in Pro Golf International.

      On December 2, 1996, the Registrant had a change in its borrowing arrangements. The Registrant borrowed $325,790 from Dearborn Wheels, Inc. to repay a note payable to Michigan National Bank. The principal balance as of December 31, 1998, was $514,901. The loan is at prime plus 2% interest and is secured by all the intangible assets of the Registrant. Dearborn Wheels, Inc. is held in majority by the Registrant's President's spouse. This note bears interest of prime plus 2%, matures on September 27, 2000 and is secured by all the assets of the Company.

Note 6. Capital Stock

      The Company completed a public offering on March 15, 1988 consisting of 3,000,000 units at $.20 each. Each unit consisted of one common share, one callable class A common stock purchase warrant, one callable Class B common stock purchase warrant and one callable Class C common stock purchase warrant. Each Class A warrant entitles the warrant holder to purchase one share of common stock for $.50, each Class B warrant entitles the warrant holder to purchase one share of common stock for $.75, and each Class C common stock purchase warrant entitles the warrant holder to purchase one share of common for $1.00. The Class A, B and C warrants were originally exercisable within twelve, eighteen and twenty-four months respectively, from February 26, 1988. All warrants have been extended until July 25, 2000. As of December 31, 1999, no warrants had been exercised. The Company has the right to call any or all warrants at a redemption price of $.0001 per warrant.

      On June 3, 1992 the Company issued 3,000,000 shares of its common stock, valued at $.04 per share (fair market value on that date, per the National Quotation Bureau, Inc.), to an officer and director in exchange for a reduction of $120,000 in a note to a related company.

      The Company granted to its directors a total of 1,300,000 warrants, expiring December 4, 2000. Each warrant enables the owner to purchase one share of common stock for $.04 per share.


Note 7.  Management Fees

      The Company does not employ any personnel. Per a management fee agreement with Acrodyne Corporation, a related entity, the Company pays direct labor costs plus overhead for management services rendered.


Note 8.  Cash Flows Disclosure

      Interest and income taxes paid for the years ended December 31, 1999, 1998 and 1997 were as follows:

                          1999                1998              1997
                        --------          ----------        -----------

      Interest         $      -0-         $      -0-        $       -0-
                       ==========         ==========        ===========

      Income Taxes     $      -0-         $      -0-        $       -0-
                       ==========         ==========        ===========

                                LBO CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997




Note 9.  Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.