Form 10-Q/A
period 2000-03-31
LBO CAPITAL CORP
filed 2000-05-24
CIK 753557

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                      Commission File No.
March 31, 2000                                             33-19107
---------------------                                      -------------------


                                LBO Capital Corp.
             (Exact name of Registrant as Specified in its Charter)

Colorado                                                            38-2780733
---------------------------------                          -------------------
(State or Other Jurisdiction                                     (IRS Employer
 of Incorporation or Organization)                         Identification No.)




32751 Middlebelt Road, Suite B

Farmington Hills, MI                                                    48334
------------------------------                             -------------------
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

                        Yes    X      No

As of May 11, 2000 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

                                LBO CAPITAL CORP.

                Form 10-Q Filing of Quarter Ended March 31, 2000

                                      INDEX

                                                                            Page
                                                                          Number

Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Balance Sheets

               March 31, 2000 (Unaudited) and December 31, 1999              3

            Statements of Operations (Unaudited)
               Three months ended March 31, 2000 and 1999                    4

            Statements of Cash Flows (Unaudited)
               Three months ended March 31, 2000 and 1999                    5

            Notes to Financial Statements (Unaudited)                        6

Item 2.     Management's Discussion and Analysis of Financial Statements
            (Unaudited)                                                      7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               8-x

            Financial Statements of Ajay Sports, Inc.
            as of March 31, 2000                                             x


            Signature Page

Note: No other information is included in answer to any item under Part II as those other Items are either not applicable, or if applicable, the answer is negative.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                     LBO CAPITAL CORP.
                                      BALANCE SHEETS


                                         (Unaudited)
                                                       March 31,          December 31,
                                                          2000                1999
                                                    ----------------------------------------
                                          ASSETS

Current Assets:
    Cash and Equivalents                             $            16          $          63
    Marketable Securities - Available for Sale                29,716                 32,600
                                                       --------------           ------------

       Total Current Assets                                   29,732                 32,663

Other Assets

    Investments                                              321,000                    -0-
                                                       --------------           ------------

       Total Other Assets                                    321,000                    -0-
                                                                                ------------

TOTAL ASSETS                                         $       350,732          $      32,663
                                                       ==============           ============


                           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable                                               2,231                  3,250
    Accounts Payable - Related Entities                          330                    300
    Notes Payable - Other                                    825,801                823,201
    Accrued Expenses and Taxes                               215,930                194,021
                                                       --------------           ------------
       Total Current Liabilities                           1,044,292              1,020,773

Stockholders' Equity
    Common Stock, $.0001 par value;
       Authorized 100,000,000 Shares;
       Issued and Outstanding 12,100,000 shares                1,210                  1,210
    Additional Paid-In Capital                               623,094                623,094
    Unrealized Gain(Loss) on Available for Sale Securities   (18,680)               (15,796)
    Accumulated Deficit                                   (1,299,184)            (1,596,616)
                                                       --------------           ------------

       Total Stockholders' Deficit                          (693,560)              (988,109)
                                                       --------------           ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT            $       350,732          $      32,663
                                                       ==============           ============


                            See notes to financial statements.

                                             3

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                     LBO CAPITAL CORP.
                                 STATEMENTS OF OPERATIONS



                                                        For the Three Months Ended March 31,
                                                            2000                1999
                                                        --------------   -------------------

REVENUES:
Interest Income - Other                                 $       5,219        $          -0-

EXPENSES:
     Professional Services                                        811                   428
     Management Fees                                              810                   690
     Interest Expense                                          21,910                12,420
     Other Expenses                                                36                   140
                                                          ------------         -------------

             Total Expenses                                    23,566                13,678
                                                          ------------         -------------

Income (Loss) Before Income Taxes                             (18,347)              (13,678)

Income Tax Expense (Benefit):
     Currently Payable                                            -0-                   -0-
                                                          ------------         -------------

      Net Income (Loss)                                 $     (18,347)       $      (13,678)
                                                          ============         =============

       Net Income (Loss) per Share                      $        (.00)       $         (.00)
                                                          ============         =============

       Weighted Average Number of Common Shares

          Outstanding                                      12,100,000            12,100,000
                                                          ============         =============



                            See notes to financial statements.

                                             4

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.


                                   LBO CAPITAL CORP.
                                       CASH FLOWS

                                      (Unaudited)

                                                    March 31,          March 31,
                                                      2000                1999
                                                  ---------------------------------------
Cash Flows for Operating Activities:
Net Loss                                           $    (18,347)             $   (13,678)
                                                     -----------               ----------
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Changes in Assets and Liabilities:
  (Increase) Decrease in:
    Prepaid Expenses and Deposits                           -0-                      -0-
  (Decrease) Increase in:
    Interest Receivable - Other                          15,781                      -0-
    Accounts Payable                                     (1,020)                  (1,532)
    Accounts Payable - Related Entities                      30                       60
    Accrued Expenses and Taxes                           21,910                   12,420
                                                     -----------               ----------

        Total Adjustments                                36,701                   10,948
                                                     -----------               ----------


Net Cash (Used for) Operations                           18,354                   (2,730)


Cash (Used for) Investing Activities

  Purchase of Investments                               (21,000)
  Marketable Securities Available for Sale                  -0-                      -0-
                                                     -----------               ----------
                                                        (21,000)                     -0-
                                                     -----------               ----------

Cash Flows from Financing Activities:
  Proceeds on Notes Payable                               2,600                    2,700
                                                     -----------               ----------

             Net Cash Provided by Financing Activities    2,600                    2,700
                                                     -----------               ----------

Net Increase (Decrease) in Cash                             (46)                     (30)

Cash and Cash Equivalents:
  At Beginning of Period                                     63                       73
                                                     -----------               ----------

  At End of Period                                 $         16              $        43
                                                     ===========               ==========

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                    $        -0-              $       -0-
                                                     ===========               ==========






                        See notes to financial statements

                                        5

                                LBO CAPITAL CORP
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

      NOTE 1.  INTERIM FINANCIAL STATEMENTS

      The accompanying financial statements of LBO Capital Corp. ("the Company") have been prepared by the Company without audit by independent accountants, except for the balance sheet at December 31, 1999. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report 10-K. The results for the three-month periods ended March 31, 2000 are not necessarily indicative of future financial results.

      NOTE 2.  INVESTMENTS.

      As previously reported, the Company had acquired 1,880,000 shares of the restricted common stock of Ajay Sports, Inc. ("Ajay") in April 1989, for $182,000. Subsequently, this was reduced to 1,480,000 shares. As a result of recording the Company's equity in net losses of Ajay, the carrying value of this investment is zero. The Company also obtained 200,000 warrants of Ajay at that time. Each warrant entitles the Company to purchase one share of Ajay common stock at $.18. These warrants expire June 13, 2000.

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

      On February 29, 2000, the Registrant converted its note receivable from Pro Golf International, Inc. ("PGI"), and the interest accrued but unpaid on such note receivable, into common stock of PGI. The conversion was made at the rate of $60 per common share, the price at which PGI was raising equity capital under a Confidential Private Placement Memorandum dated February 4, 2000. The Registrant had initially made an investment in the subordinated debt of the Registrant on June 23, 1999, as part of the purchase of PGI by the Registrant's investee company, Ajay Sports, Inc. on that date, and the Registrant had held the note from PGI until the time of this conversion into common stock. In exchange for converting the $300,000 note and $21,000 of interest, the Registrant received 5,350 shares of PGI's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (a) Material Changes in Financial Condition

          ---------------------------------------
      Working capital decreased by $21,231 in the three-month period ended March 31, 2000 due to the net loss of $18,347 and the decrease in unrealized gain on investments of $2,884 for the three months ended March 31, 2000.

      (b) Results of Operations

          ---------------------
      Registrant's operations for the three months ended March 31, 2000 resulted in a loss of $18,347. This was due mainly to interest expense of $21,910 and management fees of $810 offset by interest income of $5,219.

Liquidity and Capital Resources

-------------------------------
      The Registrant is currently meeting its cash needs from borrowing from a company. There is no assurance that this will continue in future years. The Registrant's principal asset is its investment in marketable securities of Ajay, which it has held for over nine years. These shares are carried at a zero value on the Registrant's Balance Sheet as a result of recording the Registrant's equity in net losses of Ajay. The market value of Ajay stock on March 31, 2000 was $.75 per share. Ajay stock is traded over-the-counter. The approximate market value of the Registrant's 246,667 shares was $185,000 on that date. The Registrant also owns 15,341 shares of Enercorp, Inc. common stock. These shares are carried at their fair market value of $1.9375 per share at March 31, 2000, which is $18,680 below cost. These shares could be liquidated to meet cash flow needs if necessary.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      Pursuant to the provisions of Reg. ss. 210.3-09 of Regulation S-X, the Registrant is required to file separate financial statements of its equity basis investee Ajay, which financial statements for March 31, 2000 are filed herewith.

(b)   Reports on Form 8-K.

      None

                                LBO CAPITAL CORP.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2000

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

                                LBO CAPITAL CORP.
                                -----------------
                                  (Registrant)

                                              By \s\Thomas W. Itin
                                                 -----------------------------
                                                 Thomas W. Itin, President,
                                                 Chairman of Board of Directors



      Date signed:  May 22, 2000