Form 10-Q
period 2000-06-30
LBO CAPITAL CORP
filed 2000-08-22
CIK 753557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                           Commission File No.
June 30, 2000                                   33-19107
-------------                                   --------


                                LBO Capital Corp.
             (Exact name of Registrant as Specified in its Charter)

Colorado                                                            38-2780733
--------                                                            ----------
(State or Other Jurisdiction                                     (IRS Employer
 of Incorporation or Organization)                         Identification No.)




32751 Middlebelt Road, Suite B

Farmington Hills, MI                                                48334
----------------------------------------                            -----------
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

                        Yes    X      No

As of August 11, 2000 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

                                LBO CAPITAL CORP.

                 Form 10-Q Filing of Quarter Ended June 30, 2000

                                     INDEX

                                                                            Page
                                                                          Number

Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Balance Sheets

               June 30, 2000 (Unaudited) and December 31, 1999               3

            Statements of Operations (Unaudited)
               Three and Six months ended June 30, 2000 and 1999             4

            Statements of Cash Flows (Unaudited)
               Six months ended June 30, 2000 and 1999                       5

            Notes to Financial Statements (Unaudited)                      6-7

Item 2.     Management's   Discussion  and  Analysis  of  Financial   Statements
            (Unaudited)                                                      7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               8-x

            Financial Statements of Ajay Sports, Inc.
            as of June 30, 2000                                              x


            Signature Page

Note: No other information is included in answer to any item under Part II as those other Items are either not applicable, or if applicable, the answer is negative.


                                   LBO CAPITAL CORP.
                                     BALANCE SHEETS


                                                      (Unaudited)
                                                       June 30,        December 31,
                                                         2000              1999
                                                    -------------------------------------

                                         ASSETS
Current Assets:
    Cash and Equivalents                             $           7         $          63
    Marketable Securities - Available for Sale              21,094                32,600
    Interest Receivable                                        -0-                15,780
    Note Receivable                                            -0-               300,000
                                                       ------------          ------------

       Total Current Assets                                 21,101               348,443

Other Assets                                               321,000                   -0-
                                                       ------------          ------------
    Investments
       Total Other Assets                                  321,000                   -0-
                                                       ------------          ------------

TOTAL ASSETS                                         $     342,101         $     348,443
                                                       ============          ============


                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
    Accounts Payable                                           731                 3,250
    Accounts Payable - Related Entities                        210                   300
    Notes Payable - Other                                  828,951               823,201
    Accrued Expenses and Taxes                             238,876               194,021
                                                       ------------          ------------
       Total Current Liabilities                         1,068,768             1,020,772

Stockholders' Equity
    Common Stock, $.0001 par value;
       Authorized 100,000,000 Shares;
       Issued and Outstanding 12,100,000 shares              1,210                 1,210
    Additional Paid-In Capital                             623,094               623,094
    Unrealized Gain(Loss) on Available for Sale Securities (27,302)              (15,796)
    Accumulated Deficit                                 (1,323,669)           (1,280,837)
                                                       ------------          ------------

       Total Stockholders' Deficit                        (726,667)             (672,330)
                                                       ------------          ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT            $     342,101         $     348,443
                                                       ============          ============


                       See notes to financial statements.

                                           3


                                                       LBO CAPITAL CORP.
                                                    STATEMENTS OF OPERATIONS



                                                   For the Three Months Ended June 30,   For the Six Months Ended June 30,
                                                       2000                1999                2000                  1999
                                                   -------------   ----------------------------------------   -------------------



REVENUES:
     Interest Income - Other                       $          0        $          658          $     5,219        $          658

EXPENSES:
     Professional Services                                  557                   211                1,368                   639
     Management Fees                                        930                   930                1,740                 1,620
     Interest Expense                                    22,946                12,620               44,856                25,040
     Other Expenses                                          51                    55                   87                   195
                                                     -----------         -------------           ----------         -------------

             Total Expenses                              24,485                13,816               48,051                27,494
                                                     -----------         -------------           ----------         -------------

Income (Loss) Before Income Taxes                       (24,485)              (13,158)             (42,832)              (26,836)

Income Tax Expense (Benefit):
     Currently Payable                                      -0-                   -0-                  -0-                   -0-
                                                     -----------         -------------           ----------         -------------

      Net Income (Loss)                            $    (24,485)       $      (13,158)         $   (42,832)       $      (26,836)
                                                     ===========         =============           ==========         =============

       Net Income (Loss) per Share                 $       (.00)       $         (.00)         $      (.00)       $         (.00)
                                                     ===========         =============           ==========         =============

       Weighted Average Number of Common Shares
          Outstanding                                12,100,000            12,100,000            12,100,000           12,100,000
                                                     ===========         =============           ==========         =============






                                               See notes to financial statements.

                                                               4


                                  LBO CAPITAL CORP.
                                       CASH FLOWS


                                                  (UNAUDITED)
                                                    June 30,            June 30,
                                                      2000                1999
                                                  ---------------------------------------

Cash Flows for Operating Activities:
Net Loss                                           $    (42,832)             $   (26,836)
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Changes in Assets and Liabilities:
  (Decrease) Increase in:
    Interest Receivable - Other                          15,781                     (658)
    Accounts Payable                                     (2,520)                  (3,032)
    Accounts Payable - Related Entities                     (90)                     -0-
    Accrued Expenses and Taxes                           44,856                   25,041
                                                     -----------               ----------

        Total Adjustments                                58,026                   21,351
                                                     -----------               ----------


Net Cash (Used for) Operations                           15,194                   (5,485)


Cash (Used for) Investing Activities
  Note Receivable - Other                                   -0-                 (300,000)
  Purchase of Investments                               (21,000)                     -0-
                                                     -----------               ----------
                                                        (21,000)                (300,000)
                                                     -----------               ----------

Cash Flows from Financing Activities:
  Proceeds on Notes Payable                               5,750                  305,450
                                                     -----------               ----------

             Net Cash Provided by Financing Activities    5,750                  305,450
                                                     -----------               ----------

Net Increase (Decrease) in Cash                             (56)                     (35)

Cash and Cash Equivalents:
  At Beginning of Period                                     63                       73
                                                     -----------               ----------

  At End of Period                                 $          7              $        38
                                                     ===========               ==========

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                    $        -0-              $       -0-
                                                     ===========               ==========






                                  See notes to financial statements.



                               LBO CAPITAL CORP
                   NOTES TO FINANCIAL STATEMENTS (Unaudited)

      NOTE 1.  INTERIM FINANCIAL STATEMENTS

      The accompanying financial statements of LBO Capital Corp. ("the Company") have been prepared by the Company without audit by independent accountants, except for the balance sheet at December 31, 1999. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 2000 and December 31, 1999, and the results of operations and cash flows for the six month periods ended June 30, 2000 and 1999.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report 10-K. The results for the six-month periods ended June 30, 2000 are not necessarily indicative of future financial results.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (a) Material Changes in Financial Condition

      Working capital decreased by $54,338 in the six-month period ended June 30, 2000 due to the net loss of $42,832 and the decrease in unrealized gain on investments of $11,506 for the six months ended June 30, 2000.

      (b) Results of Operations

      Registrant's operations for the six months ended June 30, 2000 resulted in a loss of $42,832. This was due mainly to interest expense of $44,856 and management fees of $1,740 offset by interest income of $5,219.

Liquidity and Capital Resources

      The Registrant is currently meeting its cash needs from borrowing from a company. There is no assurance that this will continue in future years. The Registrant's principal asset is its investment in marketable securities of Ajay, which it has held for over nine years. These shares are carried at a zero value on the Registrant's Balance Sheet as a result of recording the Registrant's equity in net losses of Ajay. The market value of Ajay stock on June 30, 2000 was $.281 per share. Ajay stock is traded over-the-counter. The approximate market value of the Registrant's 246,667 shares was $69,313 on that date. The Registrant also owns 15,341 shares of Enercorp, Inc. common stock. These shares are carried at their fair market value of $1.375 per share at June 30, 2000, which is $27,302 below cost. These shares could be liquidated to meet cash flow needs if necessary.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      Pursuant to the provisions of Reg. ss. 210.3-09 of Regulation S-X, the Registrant is required to file separate financial statements of its equity basis investee Ajay, which financial statements for June 30, 2000 are filed herewith.

(b)   Reports on Form 8-K.

      On July 12, 2000, the Registrant filed a Form 8-K extending the Class A, Class B & Class C warrants from July 25, 2000 to July 25, 2001.

                                LBO CAPITAL CORP.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2000


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

                               LBO CAPITAL CORP.
                               -----------------
                                 (Registrant)


                                               By  /s/ Thomas W. Itin
                                                 ------------------------------
                                                 Thomas W. Itin, President,
                                                 Chairman of Board of Directors



      Date signed:  August 14, 2000