Form 10-Q
period 2000-09-30
LBO CAPITAL CORP
filed 2000-11-20
CIK 753557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                           Commission File No.
September 30, 2000                                    33-19107
------------------                                    --------


                                LBO Capital Corp.
             (Exact name of Registrant as Specified in its Charter)

Colorado                                                       38-2780733
--------                                                       ----------
(State or Other Jurisdiction                                  (IRS Employer
 of Incorporation or Organization)                         Identification No.)




32751 Middlebelt Road, Suite B
Farmington Hills, MI                                              48334
--------------------------------                              -------------
(Address of Principal Executive Offices)                        (Zip Code)


                                (248) 851-5651
              (Registrant's Telephone Number Including Area Code)

--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes    X      No

As of November 4, 2000 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

                           LBO CAPITAL CORP.

             Form 10-Q Filing of Quarter Ended September 30, 2000

                                     INDEX
                                                                            Page
                                                                          Number

Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Balance Sheets
               September 30, 2000 (Unaudited) and December 31, 1999          3

            Statements of Operations (Unaudited)
               Three and Nine months ended September 30, 2000 and 1999       4

            Statements of Cash Flows (Unaudited)
               Nine months ended September 30, 2000 and 1999                 5

            Notes to Financial Statements (Unaudited)                      6-7

Item 2.     Management's Discussion and Analysis of Financial Statements
            (Unaudited)                                                      7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 8




            Financial Statements of Ajay Sports, Inc.
            as of September 30, 2000


            Signature Page


Note: No other information is included in answer to any item under Part II as those other Items are either not applicable, or if applicable, the answer is negative.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                   LBO CAPITAL CORP.
                                     BALANCE SHEETS


                                                      (Unaudited)
                                                     September 30          December 31,
                                                         2000                 1999
                                                    -------------------------------------
ASSETS
Current Assets:
    Cash and Equivalents                             $          17         $          63
    Marketable Securities - Available for Sale              17,259                32,600
    Interest Receivable                                        -0-                15,780
    Note Receivable                                            -0-               300,000
                                                       ------------          ------------

       Total Current Assets                                 17,276               348,443

Other Assets                                               321,000                   -0-
                                                       ------------          ------------
    Investments
       Total Other Assets                                  321,000                   -0-
                                                       ------------          ------------

TOTAL ASSETS                                         $     338,276         $     348,443
                                                       ============          ============


                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
    Accounts Payable                                           731                 3,250
    Accounts Payable - Related Entities                        210                   300
    Notes Payable - Other                                  830,251               823,201
    Accrued Expenses and Taxes                             262,920               194,021
                                                       ------------          ------------
       Total Current Liabilities                         1,094,112             1,020,772

Stockholders' Equity
    Common Stock, $.0001 par value;
       Authorized 100,000,000 Shares;
       Issued and Outstanding 12,100,000 shares              1,210                 1,210
    Additional Paid-In Capital                             623,094               623,094
    Unrealized Gain(Loss) on Available for Sale
          Securities                                       (31,137)              (15,796)
    Accumulated Deficit                                 (1,349,003)           (1,280,837)
                                                       ------------          ------------

       Total Stockholders' Deficit                        (755,836)             (672,330)
                                                       ------------          ------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT            $     338,276         $     348,443
                                                       ============          ============


                       See notes to financial statements.

                                           3

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                                         LBO CAPITAL CORP.
                                                      STATEMENTS OF OPERATIONS



                                                   For the Three Months Ended September 30    For the Six Months Ended September 30,
                                                       2000                1999                     2000                  1999
                                                   -------------   ---------------------      ----------------   -------------------



REVENUES:
     Interest Income - Other                       $        -0-        $        7,561          $     5,219        $          8,219

EXPENSES:
     Professional Services                                  424                   513                1,793                   1,152
     Management Fees                                        830                   840                2,570                   2,460
     Interest Expense                                    24,044                21,074               68,900                  46,114
     Other Expenses                                          36                    30                  123                     225
                                                     -----------         -------------           ----------         ----------------

             Total Expenses                              25,334                22,456               73,385                  49,950
                                                     -----------         -------------           ----------         ----------------

Income (Loss) Before Income Taxes                       (25,334)              (14,895)             (68,166)                (41,731)

Income Tax Expense (Benefit):
     Currently Payable                                      -0-                   -0-                  -0-                     -0-
                                                     -----------         -------------           ----------         ----------------

      Net Income (Loss)                            $    (25,334)       $      (14,895)         $   (68,166)       $        (41,731)
                                                     ===========         =============           ==========         ===============

       Net Income (Loss) per Share                 $       (.00)       $         (.00)         $      (.00)       $           (.00)
                                                     ===========         =============           ==========         ===============

       Weighted Average Number of Common Shares
          Outstanding                                12,100,000            12,100,000            12,100,000             12,100,000
                                                     ===========         =============           ==========         ===============






                                                 See notes to financial statements.

                                                                 4

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                   LBO CAPITAL CORP.
                                       CASH FLOWS


                                                  (UNAUDITED)
                                                  September 30,            September 30,
                                                      2000                      1999
                                                  ---------------------------------------
Cash Flows for Operating Activities:
Net Loss                                           $    (68,166)             $   (41,731)
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Changes in Assets and Liabilities:
  (Decrease) Increase in:
    Interest Receivable - Other                          15,781                   (8,219)
    Accounts Payable                                     (2,520)                  (3,032)
    Accounts Payable - Related Entities                     (90)                      30
    Accrued Expenses and Taxes                           68,900                   46,114
                                                     -----------               ----------

        Total Adjustments                                82,070                   34,893
                                                     -----------               ----------
Net Cash (Used for) Operations                           13,904                   (6,838)

Cash (Used for) Investing Activities
  Note Receivable - Other                                   -0-                 (300,000)
  Purchase of Investments                               (21,000)                     -0-
                                                     -----------               ----------
                                                        (21,000)                (300,000)
                                                     -----------               ----------
Cash Flows from Financing Activities:
  Proceeds on Notes Payable                               7,050                  306,850
                                                     -----------               ----------

             Net Cash Provided by Financing Activities    7,050                  306,850
                                                     -----------               ----------
Net Increase (Decrease) in Cash                             (46)                      12

Cash and Cash Equivalents:
  At Beginning of Period                                     63                       73
                                                     -----------               ----------
  At End of Period                                 $         17              $        85
                                                     ===========               ==========
Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                    $        -0-              $       -0-
                                                     ===========               ==========


                                  See notes to financial statements.

                                               5

                               LBO CAPITAL CORP
                   NOTES TO FINANCIAL STATEMENTS (Unaudited)

      NOTE 1.  INTERIM FINANCIAL STATEMENTS

      The accompanying financial statements of LBO Capital Corp. ("the Company") have been prepared by the Company without audit by independent accountants, except for the balance sheet at December 31, 1999. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 2000 and December 31, 1999, and the results of operations and cash flows for the nine month periods ended September 30, 2000 and 1999.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report 10-K. The results for the nine-month periods ended September 30, 2000 are not necessarily indicative of future financial results.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (a) Material Changes in Financial Condition

      Working capital decreased by $83,507 in the nine-month period ended September 30, 2000 due to the net loss of $68,166 and the decrease in unrealized gain on investments of $15,341 for the nine months ended September 30, 2000.

      (b) Results of Operations

      Registrant's operations for the nine months ended September 30, 2000 resulted in a loss of $68,166. This was due mainly to interest expense of $68,900 and management fees of $2,570 offset by interest income of $5,219.

Liquidity and Capital Resources

      The Registrant is currently meeting its cash needs from borrowing from a company. There is no assurance that this will continue in future years. The Registrant's principal asset is its investment in marketable securities of Ajay, which it has held for over nine years. These shares are carried at a zero value on the Registrant's Balance Sheet as a result of recording the Registrant's equity in net losses of Ajay. The market value of Ajay stock on September 30, 2000 was $.26 per share. Ajay stock is traded over-the-counter. The approximate market value of the Registrant's 246,667 shares was $64,133 on that date. The Registrant also owns 15,341 shares of Enercorp, Inc. common stock. These shares are carried at their fair market value of $1.125 per share at September 30, 2000, which is $31,137 below cost. These shares could be liquidated to meet cash flow needs if necessary.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      Pursuant to the provisions of Reg. ss. 210.3-09 of Regulation S-X, the Registrant is required to file separate financial statements of its equity basis investee Ajay, which financial statements for September 30, 2000 are filed herewith.

(b)   Reports on Form 8-K.

      None

                                LBO CAPITAL CORP.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2000


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

                                LBO CAPITAL CORP.
                                -----------------
                                  (Registrant)


                                      By:  /s/ Thomas W. Itin
                                           ----------------------------------
                                           Thomas W. Itin, President,
                                            Chairman of Board of Directors



      Date signed:  November 13, 2000


PART I.     FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         September 30,        December 31,
                                                             2000
                                                          (Unaudited)            1999
                                                         -------------        ------------
ASSETS

Current assets:
     Cash                                                 $       52           $      101
     Marketable  securities - available for sale                   -                  348
     Trade accounts receivable, net                            1,795                3,247
     Inventories                                                  91                3,969
     Prepaid expenses and other                                  601                1,179
                                                            --------             --------
                    Total current assets                       2,539                8,844

Fixed assets, net                                             13,104                1,693
Other assets, net                                              6,747                7,037
Deferred tax benefit                                           9,242                6,582
Goodwill                                                           -                1,577
                                                            --------             --------
                   Total assets                            $  31,632           $   25,733
                                                           =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long term debt                    $     900           $      995
      Accounts payable                                             -                5,043
      Accrued expenses                                         1,376                1,099
                                                            --------              -------
                    Total current liabilities                  2,276                7,137

Notes payable to affiliates - long term                            -                2,087
Notes payable to banks  -  long term                           7,575               13,886
Notes payable - long term                                      7,700                2,070
Commitments and contingencies                                      -                    -
Net liabilities of discontinued operations                    10,500                    -
                                                            --------              -------
                    Total  liabilities                        28,051               25,180
                                                            --------              -------

Minority interest in subsidiary                                   21                   24
                                                            --------              -------

Stockholders' equity:
      Preferred stock, 10,000,000 shares authorized,
            Series B, $0.01 par value, 12,500 shares
                  outstanding at liquidation value             1,250                1,250
            Series C, $0.01 par value, 217,939 shares
                 outstanding at stated value                   2,179                2,179
            Series D, $0.01 par value, 6,000,000 shares           60                   60
      Common stock, $.01 par value 100,000,000 shares authorized,
                 4,120,017 and 4,091,091 shares outstanding       41                   41
Additional paid-in capital                                    23,263               15,500
Accumulated deficit                                          -23,119              -18,470
Accumulated other comprehensive income                          -114                  -31
                                                            --------              -------
            Total stockholders' equity                         3,560                  529
                                                            --------              -------
            Total liabilities and stockholders' equity    $   31,632           $   25,733
                                                            ========              =======




                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                           Three   Months            Nine   Months
                                                          Ended September 30,        Ended September 30,
                                                       2000           1999          2000        1999
                                                       ----           -----         ------      ------
Net sales                                           $   1,260     $     995        $   3,657  $    995

Cost of sales                                               1             -                9         -
                                                      -------        ------          -------     ------
      Gross profit                                      1,259           995            3,648        995

Selling, general and
   administrative expenses                                707           950            2,436        950
                                                       ------        ------          -------     ------

      Operating income (loss)                             552            45            1,212         45

Non-operating (income) expense:
      Interest expense, net                               255           122              754        122
      Other, net                                          197            -5              600         -5
                                                       ------        ------          -------     ------
      Total non-operating expense                         452           117            1,354        117
                                                       ------        ------          -------     ------
Income (loss) before minority interest and income taxes   100           -72             -142        -72

Minority interest in income (loss) of subsidiary            3            -1               -3         -1
                                                       ------        ------          -------     ------
Income (loss) before income taxes                          97           -71             -139        -71

Income tax expense (benefit)                               34           -25              -49        -25
                                                       ------        ------          -------     ------
Net income (loss) from continuing operations               63           -46              -90        -46

Discontinued operations:
     (Loss) from operations of golf wholesale segment
            to be disposed of (net of income tax benefit
            of $601 in 2000 and $867 in 1999)               -          -650           -1,130     -1,611
     (Loss) on disposal of golf wholesale segment
           (net of income tax benefit of $1,708)       -3,158             -           -3,158          -
     (Loss) from operations of furniture operations to be
            disposed of (net of income tax benefit of $135
            in 2000 and $235 in 1999)                     -63          -423             -248       -436
                                                       ------        ------          -------     ------
      Total (loss) from discontinued operations        -3,221        -1,073           -4,536     -2,047
                                                       ------        ------          -------     ------

Net (loss)                                          $ -3,158     $  -1,119        $  -4,626   $ -2,093
                                                       ======       =======           ======     ======

Earnings (loss) per share - primary and fully diluted
  Income (loss) from continuing operations          $   0.00     $   -0.01        $   -0.02   $  -0.01
  (Loss) from discontinued operations                  -0.79         -0.27            -1.17      -0.52
                                                      ------       -------           ------     ------
  Net (loss) per share                              $  -0.79     $   -0.28        $   -1.19   $  -0.53
                                                      ======       =======           ======     ======
Weighted average common shares outstanding             4,120         3,957            4,104      3,957
                                                      ======       =======           ======     ======



                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS), (UNAUDITED)


                                                                      Nine    Months
                                                                      Ended September 30,
                                                                  2000               1999
                                                                 ----------       ---------
Cash flows from operating activities:

      Net (loss) from operations                              $     -4,626        $   -2,093
      Adjustments to reconcile to net cash flows from
      operating activities:
           Depreciation and amortization                             1,987               303
           Loss on dispositions of property and equipment              290
      Change in assets [(increase)/decrease] and
       liabilities [increase/(decrease)]:
           Trade accounts receivable, net                              140            -1,025
            Inventories                                              3,691             1,448
            Prepaid expenses and other current assets                  376              -377
            Other assets                                                 -               -34
            Deferred tax benefits                                   -2,660            -3,624
            Accounts payable                                           188             1,545
            Accrued expenses                                           833               656
           Trademarks                                                    -            -6,989
                                                                 ---------        ----------

              Net cash provided (used in) operating activities         219           -10,190
                                                                 ---------        ----------
Cash flows from investing activities:
       Acquisitions of fixed assets                                   -170              -234
                                                                 ---------        ----------
            Net cash used in investing activities                     -170              -234
                                                                 ---------        ----------

Cash flows from financing activities:
        Net change in notes payable                                   -570            10,509
        Sales of common stock of subsidiary                            357                 -
        Common stock issued for accounts payable                        43                 -
        Net change in marketable securities                             83                16
        Net change from conversion of preferred stock                    -               303
        Minority interest in loss of subsidiary                         -3                24
                                                                 ---------         ---------
            Net cash provided by (used in)financing activities         -90            10,852
                                                                 ---------         ---------
Net increase (decrease) in cash                                        -41               428
Cash at beginning of period                                            101                 6
                                                                 ---------         ---------
Cash at end of period                                            $      60        $      434
                                                                 =========         =========
Supplemental disclosures of cash flow information:
       Cash paid for interest                                    $     878        $      622
                                                                 =========        ===========

       Cash paid for income tax                                  $       -        $        -
                                                                 =========         =========

Non-cash financing transactions:
       Common stock issued for real property                     $  13,000        $        -
                                                                 ==========        =========


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This report contains forward-looking statements including statements containing words such as "believes", "anticipates", " expects" and the like. All statements other than statements of historical fact included in this report are forward looking statements. The Company believes that its expectations reflected in its forward looking statements are reasonable, but it can give no assurance that the expectations ultimately will prove to be correct. Important factors including, without limitation, statements relating to planned acquisitions, development of new products, the financial condition of the Company, the ability to increase distribution of the Company's products, integration of businesses the Company has acquired, disposition of any current business of the Company, a change in the Company's relationships with its bank lenders and/or the Company's relationship with Williams Controls, Inc., a related company, could cause the Company's actual results to differ materially from those anticipated in these forward-looking statements. The Company does not intend to update the forward-looking statements contained in this report.

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2000 and the results of operations for the nine-month periods ended September 30, 2000 and 1999 and the cash flows for the same nine-month periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed financial statements included herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The interim period results are not necessarily indicative of results, which may be expected for any other interim period, or for the full year. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment.

On June 1, 2000, the Company adopted a formal plan to discontinue its golf manufacturing and wholesale distribution businesses (Ajay Leisure Products, Inc., Palm Springs Golf, Inc., Prestige Golf, Inc. and Ajay De Mexico, Inc..) and to sell its furniture manufacturing business (Leisure Life, Inc.). In accordance with generally accepted accounting principles, operating results for these businesses for the shown separately in the accompanying statement of operations, and the statement of operations for 1999 has been restated and operating results of the segments to be discontinued and sold are also shown separately.

Net sales of the discontinued segments (000's) were $6,979 and $478 for the nine months and three months ended September 30, 2000, respectively, and were $10,512 and $1,689 for the nine months and three months ended September 30, 1999, respectively. These amounts are not included in net sales in the accompanying statement of operations.

Assets and liabilities, at book values, of the discontinued segments consisted of the following at September 30, 2000 (000's):

      Cash                                $          7
      Accounts receivable                        1,312
      Inventories                                  187
      Prepaid expenses                             194
      Property, plant, and equipment               933
      Other assets                                  75
                                                 --------
         Total assets                            2,708
                                                 --------

      Accounts payable                           4,792
      Accrued expenses                           1,486
      Notes payable                              6,382
      Other liabilities                            548
                                                --------
         Total liabilities                      13,208
                                                --------

         Excess of liabilities over assets     $10,500
                                                =======

Liabilities of the operations being discontinued exceeded assets of those operations at September 30, 2000. The net liability has been separately classified in the accompanying balance sheet at September 30, 2000. The December 31, 1999 balance sheet has not been restated.

2.    INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:

                           September 30,             December 31,
                                2000                               1999
                           ---------                 ------------------

Raw Materials                $     -                     $ 827

Work in Process                    -
                                                           903

Finished Goods                    91                     2,239
                               -------                   -----

                             $    91                   $ 3,969
                              =======                   ======



3.    NOTES PAYABLE TO BANKS

On February 2, 1999, the Company entered an agreement with Wells Fargo Bank for a seasonal over advance of up to $750,000 beginning February 2, 1999. The full amount of this over advance was due June 2000. The Company has been operating under a forbearance agreement since June 2, 2000, as it was unable to repay the loan when it was due. Other Wells loans are also under this forbearance agreement. Proceeds from assets sold as part of its discontinuance and sale of the discontinued operations are expected to provide funds to satisfy the Wells loans.

The Company also was not able to repay its loan with U.S. National Bank of Oregon when the principle amount of $1,315,000 became due on July 1, 2000 and has been operating under a forbearance agreement that expired on October 31, 2000 and is being renegotiated.

On June 23, 1999 the Company, through a newly formed subsidiary, Pro Golf International, Inc. increased its borrowings by $8,500,000 with a 75-day bridge loan from Comerica Bank. The proceeds of this loan were used toward the purchase of 100% of the outstanding common stock of Pro Golf of America, Inc. Effective June 22, 2000 the loan was extended and became a demand note, with interest due monthly and principal of $75,000 a month beginning September 1, 2000. The Company was declared to be in default of the loan provisions on September 1, 2000 and has been operating under a forbearance agreement since that time. The forbearance agreement calls for monthly payments of interest, with all principal and fees due by December 1, 2000. At September 30, 2000 the principal balance due on this loan was $8,425,000, and fees were owed of $300,000.

4.    DIVIDENDS

Dividends on Series B and C Convertible Preferred Stock have not been declared for 1997,1998, 1999 or 2000 due to unavailability of funds. Dividends are in arrears on Series B in the amount of $1,181,575 and on Series C in the amount of $986,467. Dividends are permitted to be paid under the credit agreement when sufficient funds become available.