Form 10-K
period 2000-12-31
LBO CAPITAL CORP
filed 2001-04-17
CIK 753557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

December 31, 2000                                             3-19107
---------------------------                               ------------------
(For the fiscal year ended)                               (Commission File No.)

                                LBO CAPITAL CORP.
             (Exact name of Registrant as specified in its charter)

Colorado                                                       38-2780733
------------------------                              --------------------
(State or other jurisdiction of organization)             (I.R.S. Employer
                                                     Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, MI                                               48334
-------------------------------------                      ---------------
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

      As of December 31, 2000, a total of 12,100,000 shares of common stock, $.0001 par value, were outstanding and the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $116,488 based on the average of the bid and asked prices on that date $.02 as reported by The National Quotation Bureau, Inc.

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

      The 246,667 common stock and 33,333 warrants owned by the Registrant represented 6.7% of the total shares of Ajay common stock outstanding as of December 31, 2000. The decrease is the result of new shares issued.

      Ajay's Common Stock ("AJAY") and Units ("AJAYU") are trading on the Nasdaq Small Cap and the Warrants ("AJAYW") have been traded over-the-counter since 1989 and are reported by the National Quotation Service. The following table sets forth the range of high and low trade prices for the common stock:

                                   HI                   LOW
                                 -----                 -----
2000
-----
      First Quarter           #  0.75                  $  0.75
      Second Quarter          $  0.2812                $  0.2812
      Third Quarter           $  0.260                 $  0.260
      Fourth Quarter          $  0.120                 $  0.0937


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

      On June 24, 1999, the Registrant completed a private offering of its common stock through which it raised $420,000 in gross proceeds. The proceeds from this offering were used to make an investment that was later converted to a note to Pro Golf International, Inc. ("PGI") to assist PGI in its purchase of the common stock of the Pro Golf of America ("PGOA") on June 23, 1999.

      The Registrant converted its note into the common stock of PGI to aid PGI in obtaining long term financing for its operation as of February 29, 2000.

      PGI operates through its wholly owned operating subsidiary, Pro Golf of America. Under its prior ownership, PGOA opened one of America's second 'off-course' retail golf stores in 1962, virtually inventing the retail discount golf store concept. The retail success led the company to begin franchising in 1975. Today, its franchised stores generate nearly $240 million in golf equipment and apparel sales through the off-course golf shop distribution channel each year. PGOA collects initial franchise fees from each new store and ongoing monthly royalties based on product sale that occurs in franchised stores. Pro Golf.Com, Inc., a subsidiary of PGI, was formed to acquire the Internet operations of PGOA and Ajay, and has obtained only limited financing. The Internet site generates limited sales and is still under development. During the 2000 fiscal year, this entity will be assembling its management team, expanding sales and seeking additional financing and the Registrant believes this opportunity has significant potential for long-term success.

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

Employees

As of December 31, 2000, the Registrant had no employees.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Registrant's shareholders during the fiscal year ended December 31, 2000.


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

                                  Trade Prices
                             --------------------
                             HI             LOW
      1999
      ----

      First Quarter      $   .025         $  .025
      Second Quarter     $   .03          $  .025
      Third Quarter      $   .03          $  .03
      Fourth Quarter     $   .03          $  .03

      2000
      -----

      First Quarter      $   .0625        $   .0625
      Second Quarter     $   .0312        $   .0312
      Third Quarter      $   .0312        $   .0312
      Fourth Quarter     $   .02          $   .02

      On December 31, 2000, the high trade price reported for the Common Stock was $.02 and the low trade price was $.02.

      As  of  December  31,  2000,   the  number  of  record  holders  of  the
Registrant's Common Stock was 265. This figure excludes an undetermined number of shareholders whose shares are held in "street" or "nominee" name.

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

1999*

*No units traded in 1999.

2000*

*No units were traded in 2000.


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

ITEM 6.     SELECTED FINANCIAL DATA

                                            December 31
                          2000        1999        1998       1997       1996
                         -----------------------------------------------------

Working Capital         $(787,770)  $(672,330) $(599,097)  $(560,736) $(498,352)
Cash                            0          63         73          43         78
Marketable Securities      11,506      32,600     46,023      24,972     28,765
Notes Receivable                0     300,000          0           0          0
 Interest Receivable            0      15,780          0           0          0
Investments               321,000           0          0           0          0
Total Assets              332,506     348,443     49,096      24,972     28,843
Total Liabilities       1,120,276   1,020,773    645,193     585,708    527,195

Shareholders' Equity     (787,770)   (672,330)  (599,097)   (560,736)  (498,352)

                                           December 31
                          2000        1999        1998       1997       1996
                         -----------------------------------------------------
Total Operating Revenue $   5,219     $15,781  $       0    $      0  $       0
Total Operating  Exp.     99,5566      75,590     59,454      58,549     52,328
Net income (loss) before
  equity loss of
   affiliate              (94,347)    (59,809)   (59,454)    (58,549)   (52,325)
Equity in net loss of
   affiliated company           0           0          0           0          0
Net income (loss)         (94,347)    (59,809)   (59,454)    (58,549)   (52,328)
Net Income (loss)
  per common share          ( .00)     (  .00)    (  .00)      ( .00)     ( .00)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      Working capital at December 31, 2000 was decreased by $115,440 from the
period ended December 31, 1999.   This was mainly caused by a net loss of
$94,374 and a decrease of $4,274 in the market value of securities available for sale.

      On December 2, 1996, the Registrant had a change in its borrowing arrangements. The Registrant borrowed $325,790 from Dearborn Wheels, Inc. to repay a note payable to Michigan National Bank. The principal balance as of December 31, 2000, was $831,526 and the interest due was $286,996. The loan is at prime plus 2% interest and is secured by all the intangible assets of the Registrant. Dearborn Wheels, Inc. is held in majority by the Registrant's President's spouse.

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

            None

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

The following table sets forth the name, address, age and position of each officer and director of the Registrant:
                                                                  Term
Name and Address              Age         Position                as Director
------------------------------------------------------------------------------

Thomas W. Itin                66          President and          Since
32751 Middlebelt Rd., Ste. B              Chairman of the        Inception
Farmington Hills, MI 48334                Board of Directors

Anthony B. Cashen             64          Secretary,              Since
RD 2 Box 203                              Treasurer and           Inception
Ghent, NY 12075                           Director

Robert W. Schwartz            56          Director                Since
8 Airport Park Road                                               March 28
Latham NY  12110                                                  1991

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

ITEM 11.    EXECUTIVE COMPENSATION

      The Registrant reimburses its directors for expenses incurred by them in connection with business performed on the Registrant's behalf, including expenses incurred in attending meetings. In addition, directors receive a fee of $250 for each Board of Directors meeting attended. No such reimbursements were made for the period from January 1, 1990 to December 31, 2000. While none of the officers received any salary, such individuals are reimbursed for all accountable expenses incurred on behalf of the Registrant.

      See Item 13 - Certain Business Relationships and Related Transactions under Acrodyne Corporation for additional information.

      The Registrant has no defined benefit and actuarial plan providing for payments to employees upon retirement. The Registrant also has no plans for awarding stock options. No other compensation was paid to officers or directors of the Registrant from January 1, 1990 to December 31, 2000.


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

                                                Common Stock
                                                Beneficially       Percent
                                                Owned (1)          of Class
                                              ------------------------------

Thomas W. Itin                                  7,717,073(3)(4)         57.2%

Anthony B. Cashen                                 400,000 (4)            3.3%

Robert W. Schwartz                                100,000 (4)             .8%

Officers and Directors                          8,217,073(3)            61.3%
as a group (3 persons)

James T. Emerson                                  695,000                5.7%
221 E. Colonial Drive
Orlando, FL  32801

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


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others
------------------------------------------
      None of the Registrant's officers and directors devote their full time to the Registrant's affairs and such persons may be affiliated with other business entities and enterprises, some of which may be formed for similar purposes as the Registrant and thus be in direct competition with the Registrant. Such activities may result in such persons being exposed to conflicts of interests from time to time. The Registrant has adopted no conflict of interest policy with respect to such transactions. However, the officers and directors of the Registrant recognize their fiduciary obligation to treat the Registrant and its shareholders fairly in any such future activities.

Certain Business Relationships
-------------------------------------
      In the Registrant's last full fiscal year the Registrant made payments for property and services in excess of five percent of the Registrant's consolidated gross revenues to Acrodyne, a company whose Chairman, President and major stockholder of the Registrant. The Board of Directors of the Registrant has reviewed and approved the use of Acrodyne and has determined that the fees charged the Registrant by Acrodyne are as favorable as could be incurred by any other independent, third party business consultant. It is anticipated that the Registrant will continue to utilize Acrodyne in the future. The total sum which the Registrant paid Acrodyne for the year ended December 31, 2000 was $3,300 for the above mentioned consulting services and out-of-pocket travel expenses, staff time spent for accounting, record keeping, and utilities, but did not include fees for services of the Chairman.

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

      Pursuant to the provisions of Rule 3-09 of Regulation S-X, the Registrant is required to file separate audited financial statements of its equity basis investee, Ajay Sports, Inc. ("Ajay"). Ajay's audited financial statements for December 31, 2000 are filed within this report.

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


                                LBO CAPITAL CORP.
                                  (Registrant)



                                      By:  s\Thomas W. Itin
                                         -------------------------------
                                         Thomas W. Itin, President
                                         & Chief Financial Officer

Date:  April 17,  2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the (date)

Signature                                     Title
------------------------------           -----------------------------------

 \s\ Thomas W. Itin                      Chairman  of the Board of Directors,
------------------------------           President and Chief Executive  Officer
Thomas W. Itin


  \s\ Anthony B. Cashdn                  Secretary, Treasurer  and   Director
------------------------------
Anthony B. Cashen


  \s\ Robert W. Schwartz                 Director
Robert W. Schwartz

                                LBO CAPITAL CORP.

                                TABLE OF CONTENTS

                                                                    Page
                                                                   -------

Independent Auditor's Report

Financial Statements:

   Balance Sheets ..................................................  F2

   Statements of Operations ........................................  F3

   Statements of changes in Stockholders' Deficit...................  F4

   Statements of Cash Flows ........................................  F5

Notes to Consolidated Financial Statements .....................  F6-F10

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                LBO CAPITAL CORP.
                                 BALANCE SHEETS

                                                December 31,      December 31,
                                                     2000            1999
                                                 ------------    -------------

                                     ASSETS
Current Assets:
    Cash and Equivalents                         $        0      $      63
    Marketable Securities - Available for Sale        1,506         32,600
    Interest Receivable                                 -0-         15,780
    Note Receivable                                     -0-        300,000
                                                   --------     ----------

       Total Current Assets                          11,506        348,443

Other Assets
    Investments                                     321,000            -0-
                                                   --------      ----------
       Total Other Assets                           321,000            -0-
                                                   ---------     ----------

TOTAL ASSETS                                     $  332,506      $ 348,443
                                                   ===========   ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
                  Accounts Payable               $    2,608      $   3,250
    Accounts Payable - Related Entities                   0            300
    Notes Payable - Other                           830,701        823,201
    Accrued Expenses and Taxes                      286,966        194,021
                                                   ----------    ----------
       Total Current Liabilities                  1,120,276      1,020,772

Stockholders' Equity
    Common Stock, $.0001 par value;
       Authorized 100,000,000 Shares;
       Issued and Outstanding 12,100,000 shares       1,210          1,210
    Additional Paid-In Capital                      623,094        623,094
    Unrealized Gain(Loss) on Available for Sale
       Securitities-                                 36,890        -15,796
    Accumulated Deficit                           1,375,183     -1,280,837
                                                  -----------   ----------

       Total Stockholders' Deficit                 -787,770      -672,330
                                                   ----------   ----------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT        $  332,506    $  348,443
                                                   ==========   ==========


                  The accompanying notes are an integral part of
                           of this financial statement.
                                        F2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                 LBO CAPITAL CORP.
                              STATEMENTS OF OPERATIONS
                For the Years Ended December 31, 2000, 1999 and 1998



                                                2000                    1999                1998
                                          ------------------        --------------   -------------------



REVENUES:
     Interest Income - Other               $      5,219           $    15,781       $        0

EXPENSES:
     Professional Services                        3,217                 4,243            3,659
     Management Fees                              3,170                 3,300            2,790
     Interest Expense                            92,945                67,701           52,843
     Other Expenses                                 234                   346              162
                                               -------------        --------------   --------------

       Total Expenses                            99,566                75,590           59,454
                                               -------------        --------------   --------------

Income (Loss) Before Income Taxes               -94,347               -59,810          -59,454

Income Tax Expense (Benefit):
     Currently Payable                              -0-                   -0-              -0-
                                               -------------        -------------    --------------

      Net Income (Loss)                      $  -94,347           $   -59,810       $  -59,454
                                               =============        ==============   ==============

       Net Income (Loss) per Share           $     (.00)          $      (.00)      $     (.00)
                                               =============        ==============    ==============

       Weighted Average Number of Common Shares
          Outstanding                         12,100,000            12,100,000       12,100,000
                                               =============        ==============   ==============



                   The accompanying notes are an integral part of
                            of this financial statement.
                                         F3

PART I.  FINANCIAL
INFORMATION
Item 1.  Financial
Statements.

                                LBO CAPITAL CORP.
                  Statement of Changes in Stockholders' Deficit
              For the Years Ended December 31, 2000, 1999 and 1998

                                            Common Stock
                                        Shares          Amount       Additional  Accumulated   Other Comprehensive  Total
                                                                     Paid-in-CapitaDeficit           Income         Stockholders'
                                                                                                                    Deficit
                                     -------------    -----------    -------------------------------------------    ----------

Balances at
          December 31, 1997            12,100,000          1,210        623,094    -1,161,573           -23,467      -560,736
Unrealized Gain(Loss) on                                                                                 21,094        21,094
Securitiesear                                                                         -59,454                         -59,454
         Ended December 1998                    0              0              0                                      -599,096
                                     -------------    -----------    -------------------------------------------    ----------

Balances at
         December 31, 1998             12,100,000          1,210        623,094    -1,221,027            -2,373      -599,096
Unrealized Gain(Loss) on Securities                                                                     -13,423       -13,423
Net Loss for the Year                                                                 -59,809                         -59,809
        Ended December 1999                     0              0              0                                      -672,328
                                     -------------    -----------    -------------------------------------------    ----------

Balances at
       December 31, 1999               12,100,000          1,210        623,094    -1,280,836           -15,796      -672,328
Unrealized Gain(Loss) on Securities                                                                     -21,094       -21,094
Net Loss for the Year                                                                 -94,347                         -94,347
       Ended December 2000                      0              0              0                                      -787,769
                                     -------------    -----------    -------------------------------------------    ----------

Balances at
       December 31, 2000               12,100,000          1,210        623,094    -1,375,183           -36,890      -787,769
                                     =============    ===========    ===========================================    ==========


                 The accompanying notes are an integral part of
                            this financial statement

                                       F4








                                       F4

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                                LBO CAPITAL CORP.
                                             STATEMENTS OF CASH FLOWS
                               For the Years Ended December 31, 2000, 1999 and 1998


                                                2000                        1999                       1998
                                            --------------             ----------------         --------------

Cash Flows for Operating Activities:
Net Loss                                       $   -94,347            $       -59,810          $      -59,454
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Changes in Assets and Liabilities:
  (Decrease) Increase in:
    Interest Receivable - Other                     15,780                          0
     Accounts Payable                                 -641                       -421                    -440
    Accounts Payable - Related Entities               -300                        -0-                     -0-
    Accrued Expenses and Taxes                      92,945                     67,702                  51,994
                                                 --------------             --------------          ------------

        Total Adjustments                          107,784                     67,281                  51,554
                                                 --------------             --------------          ------------


Net Cash (Used for) Operations                      13,437                      7,471                  -7,900


Cash (Used for) Investing Activities
  Note Receivable - Other                              -0-                   -300,000                       0
  Purchase of Investments                          -21,000                        -0-                      -0-
                                                 --------------             --------------           ------------
                                                   -21,000                   -300,000                       0
                                                 --------------             --------------           -------------

Cash Flows from Financing Activities:
  Proceeds on Notes Payable                          7,500                    308,300                   7,930
  Interest Income                                                             -15,781
                                                 --------------             --------------           --------------

          Net Cash Provided by Financing Activities  7,500                    292,519                   7,930
                                                 --------------             --------------           --------------

Net Increase (Decrease) in Cash                        -63                        -10                      30

Cash and Cash Equivalents:
  At Beginning of Period                                63                         73                      43
                                                 --------------             --------------           --------------

  At End of Period                           $           0              $           63           $         73
                                                 ==============             ==============           ==============

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                              $          -0-             $          -0-           $        -0-
                                                 ==============             ==============           ==============


                                  The accompanying notes are an integral part of
                                           of this financial statement.

                                                        F5

                                LBO CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


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

      Equipment and Depreciation

            Equipment was stated at cost. Depreciation was computed for financial reporting purposes on a straight-line basis over an estimated life of 5 years. Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $0, $0 and $0 respectively. At December 31, 1995, the remaining computer equipment that was previously leased to an investee was determined to be obsolete and written off the books of the Company.

      Income Taxes

            At December 31, 2000, the Company has a net operating loss available for carryforward totaling approximately $1,116,488. The operating loss carryforward expires in various amounts by the year ended December 31, 2020.

Net Loss Per Share

            Net loss per share is computed using weighted average shares outstanding without giving effect to the common stock warrants, as the effect would be antidilutive.

Note 2. Marketable Securities

      The Company's marketable securities available for sale are recorded at fair market value.

                                       F6

                                LBO CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                                            Market Value
                                ------------------------------------------
                                Investment      Per Share       Aggregate

      2000
      -----
      Enercorp, Inc.           $ 48,397         $0.750          $ 11,505

      1999
      -----
      Enercorp, Inc.           $ 48,397         $2.125          $ 32,600



Note 3. Investments

      On April 3, 1989, the Company acquired an aggregate of 1,880,000 restricted common shares of Ajay Sports, Inc. ("Ajay") for a total purchase price of $182,000. As a result of recording the Company's equity in net losses of Ajay, the carrying value of this investment is zero at December 31, 2000 and 1999. The Company also obtained 200,000 stock warrants of Ajay at that time.

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

                                       F7

                                LBO CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                                HI          LOW
                               -----       -------
            2000
            -----
            First Quarter      $  0.750    $ .750
            Second Quarter     $  0.2812   $ .2812
            Third Quarter      $  0.260    $ .260
            Fourth Quarter     $   .120    $ .0937

       On May 17, 2000, the registrant received stock in Pro Golf International, Inc., in exchange for a note receivable held by the registrant. Pro Golf is a privately-held company and estimates that the fair-market value of the stock is the same as cost, $321,000.

                                HI          LOW
                               -----        ------
             2000
             -----
            First Quarter       $  0.       $ .
            Second Quarter      $  0.       $ .
            Third Quarter       $  0.       $ .
            Fourth Quarter      $   .       $ .

Note 4. Note Receivable

      On June 22, 1999, the Company loaned $300,000 to Pro Golf International, Inc. ("PGI"), a subsidiary of Ajay Sports, Inc.

      On February 29, 2000, the note was converted to stock in Pro Golf International.

Note 5. Notes Payable

      During 1998, the Company borrowed $308,300 from Dearborn Wheels, Inc. The proceeds were used to meet current operating needs and the investment in Pro Golf International.

      On December 2, 1996, the Registrant had a change in its borrowing arrangements. The Registrant borrowed $325,790 from Dearborn Wheels, Inc. to repay a note payable to Michigan National Bank. The principal balance as of December 31, 2000, was $833,626; the accrued interest on the note was $382,834. The balance as of December 31, 1999 was $831,526; the accrued interest was $286,996. The loan is at prime plus 2% interest and is secured by all the intangible assets of the Registrant. Dearborn Wheels, Inc. is held in majority by the Registrant's President's spouse. This note bears interest of prime plus 2%, matures on September 27, 2000 and is secured by all the assets of the Company.

                                       F8

                                LBO CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

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

Note 8.  Cash Flows Disclosure

                                      F9

      Interest and income taxes paid for the years ended December 31, 2000, 1999 and 1998 were as follows:

                          2000                1999              1998
                        --------          ----------        --------

      Interest        $     -0-            $    -0-         $    -0-
                        ========           ===========     ===========
      Income Taxes    $     -0-            $    -0-         $    -0-
                        ========           ===========     ===========

Note 9.  Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.



                                       F10