Form 10-Q
period 2001-03-31
LBO CAPITAL CORP
filed 2001-05-18
CIK 753557

SECURITIES AND EXCHANGE COMMISSION
                   	Washington, D.C. 20549

	                         Form 10-Q

	          Quarterly Report Pursuant to Section 13 or 15(d)
	             of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.
March 31, 2001                                                   33-19107
-----------------------                                 -----------------

	                    LBO Capital Corp.
	(Exact name of Registrant as Specified in its Charter)

Colorado                                                       38-2780733
--------------------------                          ---------------------
(State or Other Jurisdiction	                              (IRS Employer
 of Incorporation or Organization)	                    Identification No.)

32751 Middlebelt Road, Suite B
Farmington Hills, MI 48334                               (248) 851-5651
---------------------------------                   ----------------------
(Address of Principal Executive Offices             (Registrant's Telephone
including Zip Code)                              Number including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
				Yes    X      No

As of March 31, 2001 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.




                                    LBO CAPITAL CORP.

	                 Form 10-Q Filing of Quarter Ended March 31, 2001

                                         INDEX
	                                                        Page Number

Part I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

		Balance Sheets
		   March 31, 2001 (Unaudited)
		   and December 31, 2000 	                             3

		Statements of Operations (Unaudited)
		   Three months ended March 31, 2001 and 2000 	             4

		Statements of Cash Flows (Unaudited)
		   Three months ended March 31, 2001 and 2000                5

		Notes to Financial Statements (Unaudited)                  6-7

Item 2.	Management's Discussion and Analysis of
Financial Statements (Unaudited) 	                                     7

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K                                    8

		Signature Page                                              9


Note:	 No other information is included in answer to any item under
Part II as those other Items are either not applicable, or if applicable, the answer is negative.


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                  LBO CAPITAL CORP
                                   BALANCE SHEETS
                                    (Unaudited)
                                            March 31,	        December 31,
2001             2000
                                            ----------       -------------
ASSETS
Current Assets:
     Cash and Equivalents	            $         21	 $        0
      Marketable Securities - Available
        for Sale	                          10,547             11,506
                                             -----------        ------------
              Total Current Assets	          10,568             11,506
Other Assets
     Investments	                         321,000             321,000
                                              ----------           ----------
         Total Other Assets	                 321,000             321,000
                                              ----------           ---------
TOTAL ASSETS	                            $    331,568       $     332,506

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts Payable	                    $      791        $      2,608
     Accounts Payable -
         Related Entities	                   585                   0
     Notes Payable - Other	               833,926             830,701
     Accrued Expenses and Taxes                308,505             286,966
                                             ---------         -----------
          Total Current Liabilities	     1,143,807           1,120,276

Stockholders' Equity
     Common Stock, $.0001 par value:
        Authorized 100,000,000 Shares:
        Issued and Outstanding
          12,100,000 shares	                 1,210               1,210
     Additional paid-In Capital	               623,094             623,094
     Other Comprehensive Income (Loss)         (37,849)            (36,890)
     Accumulated Deficit                    (1,398,693)         (1,375,183)
                                             ---------           ---------
           Total Stockholders' Deficit        (812,239)           (787,770)
                                             ---------           ---------
TOTAL LIABILTIES & STOCKHOLDERS' DEFICIT    $  331,568         $   332,506

                  The accompanying notes are an integral part
                         of this financial statement

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 LBO CAPITAL CORP.
                              STATEMENTS OF OPERATIONS

                                          For the Three Months Ended March 31,
2001 2000
                                           ---------------     --------------
REVENUES:
     Interest Income - Other                $         0            $    5,219

EXPENSES:
     Professional services	                    688                   811
     Management fees                                825                   810
    Interest Expense                             21,539                21,910
    Other Expense	                            458                    36
                                              ---------            ----------
        Total Expenses                           23,510                23,567
                                              ---------             ---------
Income (Loss) before Income Taxes               (23,510)              (18,348)

Income Tax Expense (Benefit):
     Currently Payable                               -0-                   -0-
                                              ----------            ----------
    Net Income (Loss)                        $  (23,510)           $  (18,348)

     Net Income (loss) per Share             $     (.00)            $    (.00)

     Weighted Average Number of
        Common Shares Outstanding            12,100,000            12,100,000


                     The accompanying notes are an integral part
                             of this financial statement

PART 1.  FINANCIAL INFORMATION
Item i.  Financial Statements
                                     LBO CAPITAL CORP
                                   STATEMENTS OF CASH FLOWS

                                           For the Three Months Ended March 31,
	                                              2001    	     2000
                                            --------------     -------------
Cash Flows for Operating Activities:
Net Loss                                    $   (23,510)          $  (18,347)
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Changes in Assets and Liabilities:
  (Decrease) Increase in:
     Interest Receivable - Other                      0               15,781
     Accounts Payable                            (1,818)              (1,020)
     Accounts Payable - related Entities            585                   30
     Accrued Expenses and Taxes                  21,539               21,910
                                               --------              -------
          Total Adjustments                      20,306               36,701
                                               --------              -------
Net Cash (Used for) Operations                   (3,204)              18,354

Cash (Used for) investing Activities
     Note Receivable - Other                          0
     Purchase of Investments                          0              (21,000)
     Marketable Securities for Sale	                                   0
                                                -------              -------
0 (21,000)
                                                -------              -------
   Cash Flows from Financing Activities:
     Proceeds on Notes Payable                    3,225                2,600
     Interest Income                                                       0
                                                -------              -------
      Net Cash Provided by Financing
           Activities                             3,225                2,600
                                                -------               ------
Net Increase (Decrease) in Cash                      21                  (46)
Cash and cash Equivalents:
     At Beginning of Period                           0                   63
                                                -------               ------
     At End of Period                         $      21            $      17

Supplemental Disclosures of Cash Flow
    Information:
       Interest Paid                          $       0            $       0

                      The accompanying notes are an integral part
                            of this financial statement

                                  LBO CAPITAL CORP
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

	The accompanying financial statements of LBO Capital Corp. ("the Company") have been prepared by the Company without audit by independent accountants, except for the balance sheet at December 31, 2000. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 2001 and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000.

	Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report 10-K. The results for the three-month period ended March 31, 2001 are not necessarily indicative of future financial results.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

	(a) Material Changes in Financial Condition

	Working capital decreased by $24,469 in the three-month period ended March 31, 2001 due to the net loss of $23,510 and the decrease in unrealized gain on investments of $959 for the three months ended March 31, 2001.

	(b) Results of Operations

	Registrant's operations for the three months ended March 31, 2001 resulted in a loss of $23,510. This was due mainly to interest expense of $21,539, management fees, professional services and other expenses of $1,971.00.

Liquidity and Capital Resources

	The Registrant is currently meeting its cash needs from borrowing from a company. There is no assurance that this will continue in future years. The Registrant's principal asset is its investment in marketable securities of Ajay, which it has held for over nine years. These shares are carried at a zero value on the Registrant's Balance Sheet as a result of recording the Registrant's equity in net losses of Ajay. The market value of Ajay stock on March 31, 2001 was $0.07 per share. Ajay stock is traded over-the-counter. The approximate market value of the Registrant's 246,667 shares was $17,267 on that date. The Registrant also owns 15,341 shares of Enercorp, Inc. common stock. These shares are carried at their fair market value of $0.6875 per share at March 31, 2001, which is $37,849 below cost. These shares could be liquidated to meet cash flow needs if necessary.

Part II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

	Non

(b)	Reports on Form 8-K.

	None






















                            LBO CAPITAL CORP.

                                 FORM 10-Q


                       For the Quarter Ended March 31, 2001


                                Signature Page




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	                         LBO CAPITAL CORP.
                             ----------------------
                                  (Registrant)


					By    /s/ Thomas W. Itin
                                 -------------------------------------
						 Thomas W. Itin, President,
						 Chairman of Board of Directors



	Date signed:  May 18, 2001

















