Form 10-Q
period 2001-06-30
LBO CAPITAL CORP
filed 2001-08-21
CIK 753557

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              Form 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarter Ended							Commission File No.
June 30, 2001									33-19107


                           LBO Capital Corp.
          (Exact name of Registrant as Specified in its Charter)

Colorado	                                                        38-2780733
----------------------------                              --------------------
(State or Other Jurisdiction	                             (IRS Employer
 of Incorporation or Organization)	                        Identification No.)


32751 Middlebelt Road, Suite B
Farmington Hills, MI                                    	           48334
---------------------------------------                      -----------------
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

As of August 15, 2001 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

                            LBO CAPITAL CORP.

            Form 10-Q Filing of Quarter Ended June 30, 2001

                                  INDEX
                                                                Page Number

Part I.  FINANCIAL INFORMATION

Item 1.        Financial Statements.

               Balance Sheets
               June 30, 2001 (Unaudited) and
               December  31, 2000                                        3

               Statements of Operations (Unaudited)
               Three months and Six months ended
               June 30, 2001 and 2000                                    4

               Statements of Cash Flows (Unaudited)
               Six months ended June 30, 2001 and 2000                   5

               Notes to Financial Statements (Unaudited)               6-7

Item 2.  Management's Discussion and Analysis of Financial Statements
         (Unaudited)                                                     7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K	                         8


           Signature Page                                                9


Note:	 No other information is included in answer to any item under Part II as those other Items are either not applicable, or if applicable, the answer is negative.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                              LBO CAPITAL CORP.
                               BALANCE SHEETS
                                 (Unaudited)
                                             June 30,         December 31,
                                               2001               2000
                                             ---------        ------------
                                 ASSETS
Current Assets:
     Cash and Equivalents                 $        266         $        0
      Marketable Securities -
          Available for sale                    14,382             11,506
                                           -----------          ---------
              Total Current Assets              14,648              11,506
Other Assets
     Investments                               321,000             321,000
                                             ---------            --------
         Total Other Assets                    321,000             321,000
                                             ---------            --------
TOTAL ASSETS                              $    335,648          $  332,506
                                          ============           =========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts Payable                       $      900        $      2,608
     Accounts Payable - Related Entities         1,185                   0
     Notes Payable - Other                     836,526             830,701
     Accrued Expenses and Taxes                334,543             286,966
                                             ---------         -----------
Total Current Liabilities                    1,173,154           1,120,276

Stockholders' Equity
     Common Stock, $.0001 par value:
        Authorized 100,000,000 Shares:
        Issued and Outstanding
          12,100,000 shares                      1,210               1,210
     Additional Paid-In Capital                623,094             623,094
     Other Comprehensive Income (Loss)         (34,014)            (36,890)
     Accumulated Deficit                    (1,427,796)         (1,375,183)
                                            ----------          ----------
           Total Stockholders' Deficit        (837,506)           (787,770)
                                            ----------          ----------

 TOTAL LIABILTIES & STOCKHOLDERS' DEFICIT   $  335,648         $   332,506
                                            ==========          ==========

                 The accompanying notes are an integral part
                      of this financial statement

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
                             LBO CAPITAL CORP.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                                  For the Three Months     For the Six Months
                                     Ended June 30,           Ended June 30,
                                     2001       2000       2001         2000
REVENUES:
     Interest Income - Other    $        0   $       0   $        0$    5,219

EXPENSES:
     Professional services             601         557        2,989     1,368
     Management fees                   600         930        1,425     1,740
    Interest Expense                26,038      22,946       47,577    44,856
    Other Expense	                     148          51          622        87
                                 ---------    ---------    --------- ---------
        Total Expenses              27,387      24,484       52,613    48,051
                                 ---------     --------     --------  --------
Income (Loss) before Income Taxes  (27,387)    (24,484)     (52,613)  (42,832)

Income Tax Expense (Benefit):
     Currently Payable                  -0-         -0-          -0-       -0-
                                  --------      --------     --------  -------
    Net Income (Loss)             $(27,387)  $ (24,484)  $  (52,613) $(42,832)
                                  ========    =========   ==========   ========

     Net Income (loss) per Share $    (.00)  $    (.00)  $     (.00) $   (.00)
                                 ==========  ===========   ==========  ========
     Weighted Average Number of
        Common Shares
        Outstanding             12,100,000  12,100,000   12,100,000 12,100,000
                                ==========  ==========   ==========  =========

                  The accompanying notes are an integral part
                        of this financial statement

PART 1.  FINANCIAL INFORMATION
Item i.  Financial Statements
                           LBO CAPITAL CORP.
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                         For the Six Months Ended June 30,
                                                  2001              2000
                                                ----------      ---------
Cash Flows for Operating Activities:
Net Loss                                $      (52,613)        $  (42,832)
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Changes in Assets and Liabilities:
  (Decrease) Increase in:
     Interest Receivable - Other                     0             15,781
     Accounts Payable                           (1,709)            (2,520)
     Accounts Payable - related Entities         1,185                (90)
     Accrued Expenses and Taxes                 47,577             44,856
                                              --------           --------
               Total Adjustments                47,053             58,027
                                               -------            -------

Net Cash (Used for) Operations                  (5,560)            15,195

Cash (Used for) Investing Activities
     Note Receivable - Other                         0                  0
     Purchase of Investments                         0            (21,000)
     Marketable Securities for Sale                  0                  0
                                              --------       ------------
Net Cash (Used for Investing Activities              0            (21,000)
                                             ---------      -------------

Cash Flows from Financing Activities:
     Proceeds on Notes Payable                   5,825              5,750
     Interest Income                                 0                  0
                                              --------          ---------
Net Cash Provided by Financing
           Activities                            5,825              5,750
                                              --------           --------
Net Increase (Decrease) in Cash                    265                (55)
Cash and Cash Equivalents:
     At Beginning of Period                          0                 63
                                            ----------           --------
     At End of Period                       $      265           $      8
                                            ==========           ========
     Supplemental Disclosures of Cash Flow
    Information:
       Interest Paid                         $       0          $       0
                                             =========           ========

                    The accompanying notes are an integral part
                          of this financial statement

                           LBO CAPITAL CORP
               NOTES TO FINANCIAL STATEMENTS (Unaudited)

   NOTE 1.  INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements of LBO Capital Corp. ("the Company") have been prepared by the Company without audit by independent accountants, except for the balance sheet at December 31, 2000. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 2001 and the results of operations and cash flows for the six-month periods ended June 30, 2001 and 2000.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report 10-K. The results for the six-month period ended June 30, 2001 are not necessarily indicative of future financial results.

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

     On February 29, 2000, the Registrant converted its note receivable from Pro Golf International, Inc. ("PGI"), and the interest accrued but unpaid on such note receivable, into common stock of PGI. The conversion was made at the rate of $60 per common share, the price at which PGI was raising equity capital under a Confidential Private Placement Memorandum dated February 4, 2000. The Registrant had initially made an investment in the subordinated debt of PGI on June 23, 1999, as part of the purchase of PGI by the Registrant's investee company, Ajay Sports, Inc. on that date, and the Registrant had held the note from PGI until the time of this conversion into common stock. In exchange for converting the $300,000 note and $21,000 of interest, the Registrant received 5,350 shares of PGI's common stock.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(a) Material Changes in Financial Condition
---------------------------------------

            Working capital decreased by $(49,736) in the six-month period ended June 30, 2001 due to the net loss of $(52,613) and the increase in unrealized gain on investments of $2,876 for the six months ended June 30, 2001.

(b) Results of Operations
---------------------

             Registrant's operations for the six months ended June 30, 2001 resulted in a loss of $(52,613). This was due mainly to interest expense, professional services and other expenses of $(51,188) and management fees of $(1,425).

Liquidity and Capital Resources
---------------------------------

     The Registrant is currently meeting its cash needs from borrowing from a company. There is no assurance that this will continue in future years. The Registrant's principal asset is its investment in marketable securities of Ajay, which it has held for over nine years. These shares are carried at a zero value on the Registrant's Balance Sheet as a result of recording the Registrant's equity in net losses of Ajay. The market value of Ajay stock on June 30, 2001 was $0.03 per share. Ajay stock is traded over-the-counter. The approximate market value of the Registrant's 246,667 shares was $7,400 on that date. The Registrant also owns 15,341 shares of Enercorp, Inc. common stock. These shares are carried at their market value of $1.00 per share at June 30, 2001, which is $33,055 below cost. These shares could be liquidated to meet cash flow needs if necessary.


Part II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.
         (b)
             None

         (c) Reports on Form 8-K.

             None

                           LBO CAPITAL CORP.

                              FORM 10-Q

                  For the Quarter Ended June 30, 2001


                            Signature Page




                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LBO CAPITAL CORP.
                          ----------------
                            (Registrant)


                                      By
                                          Thomas W. Itin, President,
                                          Chairman of Board of Directors



        Date signed:  August 21, 2001