Form 10-Q
period 2001-09-30
LBO CAPITAL CORP
filed 2001-11-19
CIK 753557

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                  Form 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For the Quarter Ended                                 Commission File No.
September 30 , 2001                                              33-19107
---------------------------                     -------------------------


                           LBO Capital Corp.
           (Exact name of Registrant as Specified in its Charter)

Colorado                                                       38-2780733
-----------------------------                    ------------------------
(State or Other Jurisdiction                             (IRS Employer
 of Incorporation or Organization)                       Identification No.)


32751 Middlebelt Road, Suite B
Farmington Hills, MI                                                 48334
---------------------------------                     --------------------
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

As of November 30, 2001 a total of 12,100,000 shares,$.0001 par value common stock, were issued and outstanding.

                         LBO CAPITAL CORP.

               Form 10-Q Filing of Quarter Ended September 30, 2001

                                INDEX
                                                                Page Number

Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Balance Sheets September 30, 2001 (Unaudited)
                 and December  31, 2000                                  3

            Statements of Operations (Unaudited)
                 Three months and Nine months ended
                 September 30, 2001 and 2000                             4

            Statements of Cash Flows (Unaudited)
                 Nine months ended September 30, 2001
                 and 2000                                                5

            Notes to Financial Statements (Unaudited)                  6-7

Item 2.     Management's Discussion and Analysis of Financial
                 Statements (Unaudited)                                  7

PART II.     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                             8


            Signature Page                                               9


Note:	 No other information is included in answer to any item under Part II as those other Items are either not applicable, or if applicable, the answer is negative.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                          LBO CAPITAL CORP.
                           BALANCE SHEETS
                            (Unaudited)
                                      September 30,         December 31,
                                         2001                 2000
                                      --------------       -------------
                                 ASSETS
Current Assets:

     Cash and Equivalents                   $       136   $           0
      Marketable Securities -
         Available for sale                       9,973          11,506
                                          -------------      ----------
              Total Current Assets               10,109          11,506
Other Assets
     Investments                                321,000         321,000
                                            -----------    ------------
Total Other Assets                              321,000         321,000
                                              ---------     -----------
TOTAL ASSETS                                 $  331,109     $   332,506
                                             ==========      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts Payable                        $      984          $2,608
     Accounts Payable -  Related Entities         1,785               0
     Notes Payable - Other                      837,526         830,701
     Accrued Expenses and Taxes                 358,795         286,966
                                            -----------       ---------
Total Current Liabilities                     1,199,090       1,120,276

Stockholders' Equity
     Common Stock, $.0001 par value:
        Authorized 100,000,000 Shares:
        Issued and Outstanding
          12,100,000 shares                       1,210            1,210
     Additional Paid-In Capital                 623,094          623,094
     Unrealized Gain (Loss) on Available
          For Sale Securities                   (38,424)         (36,890)
     Accumulated Deficit                     (1,453,861)      (1,375,183)
                                             -----------      -----------

           Total Stockholders' Deficit         (867,981)        (787,770)
                                              ----------       ---------
 TOTAL LIABILTIES & STOCKHOLDERS' DEFICIT     $ 331,109      $   332,506
                                              =========      ===========

               The accompanying notes are an integral part
                      of this financial statement

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.


                             LBO CAPITAL CORP.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                                    For the Three Months   For the Nine Months
                                     Ended September 30,   Ended September 30,
                                     2001       2000       2001       2000
                                  --------------------------------------------
REVENUES:

     Interest Income - Other      $       0  $       0  $      0   $     5,219

EXPENSES:
     Professional services            1,178        424     4,167         1,793
     Management fees                    600        830     2,025         2,570
    Interest Expense                 24,252     24,044    71,829        68,900
    Other Expense	                       36         36       658           123
                                  ---------   --------  --------      --------
        Total Expenses               26,066     25,334    78,679        73,385
                                  ---------     ------   -------      --------
Income (Loss) before Income Taxes   (26,066)   (25,334)  (78,679)      (68,166)

Income Tax Expense (Benefit):
     Currently Payable                    0          0         0             0
                                    -------     ------    ------        ------
     Net Income (Loss)           $  (26,066) $ (25,334) $ (78,679)   $ (68,166)
                                 ==========  =========  =========    =========
     Net Income (loss) per Share  $   (0.00) $   (0.00) $   (0.01)    $  (0.01)
                                 ==========  =========  =========    =========
     Weighted Average Number of
        Common Shares
        Outstanding              12,100,000  12,100,00  12,100,000  12,100,000
                                 ==========  =========  ==========  ==========


                   The accompanying notes are an integral part
                             of this financial statement

PART 1.  FINANCIAL INFORMATION
Item i.  Financial Statements

                           LBO CAPITAL CORP.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                     For the Nine
                                                  Months Ended September 30,
                                                  2001               2000
                                             ------------        -------------

Cash Flows for Operating Activities:
Net Loss                                         $ (78,679)      $  (68,166)
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
Changes in Assets and Liabilities:
  (Decrease) Increase in:
     Interest Receivable - Other                         0           15,781
     Accounts Payable                               (1,624)          (2,520)
     Accounts Payable - related Entities             1,785              (90)
     Accrued Expenses and Taxes                     71,829           68,900
                                                  --------         --------
               Total Adjustments                    71,990           82,070
                                                  --------         --------

Net Cash (Used for) Operations                      (6,689)          13,904

Cash (Used for) Investing Activities
     Purchase of Investments                             0          (21,000)
Net Cash (Used for Investing Activities                  0          (21,000)
                                                   -------       ----------

Cash Flows from Financing Activities:
     Proceeds on Notes Payable                       6,825            7,050
                                                   -------        ---------
Net Cash Provided by Financing Activities            6,825            7,050
                                                  --------       ----------
Net Increase (Decrease) in Cash                        136              (46)
Cash and Cash Equivalents:
     At Beginning of Period                              0               63
                                                  --------        ---------
     At End of Period                            $     136      $        17
                                                 =========       ==========
     Supplemental Disclosures of Cash Flow
    Information:
       Interest Paid                             $       0      $         0
                                                 =========       ==========


                      The accompanying notes are an integral part
                             of this financial statement

LBO CAPITAL CORP
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of LBO Capital Corp. ("the Company") have been prepared by the Company without audit by independent accountants, except for the balance sheet at December 31, 2000. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 2001 and the results of operations and cash flows for the nine-month periods ended September 30, 2001 and 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report 10-K. The results for the nine-month period ended September 30, 2001 are not necessarily indicative of future financial results.

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

On February 29, 2000, the Registrant converted its note receivable from Pro Golf International, Inc. ("PGI"), and the interest accrued but unpaid on such note receivable, into common stock of PGI. The conversion was made at the rate of $60 per common share, the price at which PGI was raising equity capital under a Confidential Private Placement Memorandum dated February 4, 2000. The Registrant had initially made an investment in the subordinated debt of PGI on June 23, 1999, as part of the purchase of PGI by the Registrant's investee company, Ajay Sports, Inc. on that date, and the Registrant had held the note from PGI until the time of this conversion into common stock. In exchange for converting the $300,000 note and $21,000 of interest, the Registrant received 5,350 shares of PGI's common stock and 214,286 shares of ProGolf.com common stock.

On November 21, 1994, the Registrant bought 2,667 shares of Enercorp,
Inc. for $8,702. During 1996, the Registrant bought 12,674 additional shares of Enercorp, Inc. for $39,694. Enercorp, Inc. is a business development company under the Investment Company Act of 940, as amended.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     (a) Material Changes in Financial Condition

         Working capital decreased by $80,211 in the nine-month period ended September 30, 2001 due to the net loss of $78,679 and the decrease in unrealized gain on investments of $1,532 for the nine months ended September 30, 2001.

     (b) Results of Operations

         Registrant's operations for the nine months ended September 30, 2001 resulted in a loss of $78,679. This was due mainly to interest expense, of $71,829, management fees of $2,025 and professional services of $4,167

Liquidity and Capital Resources

The Registrant is currently meeting its cash needs from borrowing from a company. There is no assurance that this will continue in future years. The Registrant's investment in marketable securities of Ajay has been held for over eleven years. These shares are carried at a zero value on the Registrant's Balance Sheet as a result of recording the Registrant's equity in net losses of Ajay. The market value of Ajay stock on September 27, 2001 was $0.029 per share. Ajay stock is traded over-the-counter. The approximate market value of the Registrant's 246,667 shares was $7,153 on that date. The Registrant also owns 15,341 shares of Enercorp, Inc. common stock. These shares are carried at their market value $0.65 per share at September 30, 2001, which is $38,424 below cost. These shares could be liquidated to meet cash flow needs if necessary.

The Registrant also has investments in Pro Golf International, Inc. and ProGolf.com, Inc. which are common stocks in privately held related party
companies for which no public market exists.    The Registrant owns 5,350
shares of Pro Golf International common stock and 214,286 shares of ProGolf.com common stock..

Part II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.


     None

 (b) Reports on Form 8-K.

  On July 12, 2001, the Registrant filed a Form 8-K regarding the extension of the Class A, B & C warrants, which were originally exercisable for twelve months (through February, 1989) and subsequently extended to expire on various dates, the latest being July 25, 2001, were extended to July 25, 2002

                                LBO CAPITAL CORP.

                                   FORM 10-Q

                      For the Quarter Ended September 30, 2001


                                 Signature Page




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             LBO CAPITAL CORP.
                               (Registrant)


                                     By  S/S   Thomas W. Itin
                                      -------------------------------------
                                               Thomas W. Itin, President,
                                               Chairman of Board of Directors



Date signed:  November 19, 2001