Form 10QSB
period 2001-03-31
LBO CAPITAL CORP
filed 2008-02-25
CIK 753557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2001
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number 33-19107

LBO CAPITAL CORP.

 (Exact name of Registrant as specified in its charter)

Colorado                                                                                38-2780733

(State or other jurisdiction of                                              (I.R.S. Employer

incorporation or organization)                                  Identification Number)

37735 Enterprise Court, Suite 600

Farmington Hills, MI 48331

(Address of principal executive offices)

Registrant's telephone number, including area code: (248) 994-0099

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes            No   X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes            No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)        Yes      X     No

As of March 31, 2001 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

LBO CAPITAL CORP.

Balance Sheets

	March 31, 2001 (Unaudited)	December 31, 2000
Assets

Current Assets
Cash and Cash Equivalents	$ 31	$ 32
Marketable Securities - Available for Sale	9,205	9,205
Total Current Assets	9,236	9,237

Total Assets	9,236	9,237

Liabilities and Stockholder's Equity

Current Liabilities
Accounts Payable	585	1,150
Interest payable - Related Party	308,553	286,997
Notes Payable - Related Party	833,926	831,526
Total Current Liabilities	1,143,064	1,119,673

Stockholders' Equity
Common Stock, $.0001 par value; 100,000,000 Shares Authorized ; 12,100,000 shares Issued and Outstanding	1,210	1,210
Additional Paid-in Capital	623,094	623,094
Accumulated Deficit	(1,758,132)	(1,734,740)

Total Shareholders' Equity	(1,133,828)	(1,110,436)

Total Liabilities & Shareholders' Equity	$ 9,236	$ 9,237

See notes to financial statements

LBO CAPITAL CORP.

Statements of Operations (Unaudited)

For the three months ended
	March 31, 2001	March 31, 2000
Revenues
Interest Income	$ -	$ 5,219

General and Administrative Expenses
Management fees	825	810
Legal and Professional Expense	992	811
Bank Charges	19	35
Total General and Administrative Expenses	1,836	1,656

(Loss) income from operations	(1,836)	3,563

Other Expenses
Interest Expense	(21,556)	(21,910)
Total Other Expense	(21,556)	(21,910)

Net Income	(23,392)	(18,347)

Weighted Average Number of Common Shares Outstanding	12,100,000	12,100,000
Basic and Diluted Loss per Share	$ (0.002)	$ (0.002)

See notes to financial statements

LBO CAPITAL CORP.

Statements of Cash Flows (Unaudited)

For the three months ended
	March 31, 2001	March 31, 2000
Operating Activities:
Net Loss	$ (23,392)	$ (18,347)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Changes in Assets and Liabilities:
Increase (Decrease) in:
Interest Receivable – Other	-	15,781
Accounts Payable	(565)	(1,020)
Accounts Payable – Related Entities	-	30
Interest Payable	21,556	21,910
Total Adjustments	20,991	36,701

Net Cash Used for Operations	(2,401)	18,354

Investing Activities:
Purchase of Investments	-	(21,000)
Net Cash Used for Investing Activities	-	(21,000)

Financing Activities:
Proceeds from Notes Payable	2,400	2,600
Net Cash Provided by Financing Activities	2,400	2,600

Net Increase (Decrease) in Cash	(1)	(46)

Cash and Cash Equivalents:
Balance of cash at the beginning of period	32	63
Balance of cash at the end of period	$ 31	$ 17

Supplemental Disclosures of Cash Flow Information	2001	2000
Cash paid for interest	-	-

#

See notes to financial statements

LBO Capital Corp.

Notes to the financial statements

This report contains forward-looking statements including statements containing words such as “believes”, “anticipates”, “expects” and the like.  All statements other than statements of historical fact included in this report are forward-looking statements.  The Company believes that its expectations reflected in its forward-looking statements are reasonable, but it can give no assurance that the expectations ultimately will prove to be correct.  Important factors including, without limitation, statements relating to planned acquisitions, development of new products, the financial condition of the Company, the ability to increase distribution of the Company’s products, integration of businesses the Company has acquired, disposition of any current business of the Company, a change in the Company’s relationships with its bank lenders and/or unsecured lenders, could cause the Company’s actual results to differ materially from those anticipated in these forward-looking statements.  The Company does not intend to update the forward-looking statements contained in this report.

1.  The Company

LBO Capital Corp. (the "Company") was incorporated on October 8, 1987 under the laws of the State of Colorado.  The Company is engaged in evaluating and investing in other companies. The Company is not in good standing in the state of incorporation, Colorado. The Company was administratively dissolved in the state of Colorado, on August 1, 2002 for failure to file the annual reports on a timely basis.  Under the State of Colorado law, shareholder approval is required for reinstatement of the Company’s articles of incorporation in the state of Colorado. Such Proposal is included in the Proxy Statement that will be sent to the shareholders for a vote by the end of February.

2.   Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.  These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results or operations and cash flows for the periods and dates presented.  Interim operating results are not necessarily indicative of operating results for the full year.

3.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates and assumptions.

LBO Capital Corp.

Notes to the financial statements

4   Marketable Securities

The Company's marketable securities available for sale consist of 15,341 shares of common stock of Enercorp, Inc., an affiliate of the Company.  They are recorded at fair market value.  Cost basis of these shares was $48,397, and it was written down to $9,205 at December 31, 2000 due to other than temporary decline of their fair value below their cost. Fair market value on March 31, 2001 and December 31, 2000 was $9,205.

5.   Notes Payable-Quorum Capital, Inc.

The principal balance as of March 31, 2001 and December 31, 2000 was $833,926 and $831,526.  Balance of accrued interest on the note was $308,553 and $286,997 at March 31, 2001 and December 31, 2000, respectively.  This note accrues interest at 10.50% per annum and is secured by all the assets of the Company.   Quorum Capital, Inc. is held in minority by the Company’s President’s spouse.  This Note was subsequently partially sold and totally converted to Equity (see Note 7).

6.   Capital Stock

The Company completed a public offering on March 15, 1988 consisting of 3,000,000 units at $.20 each.  Each unit consisted of one common share, one callable class A common stock purchase warrant, one callable Class B common stock purchase warrant and one callable Class C common stock purchase warrant.  Each Class A warrant entitles the warrant holder to purchase one share of common stock for $.50, each Class B warrant entitles the warrant holder to purchase one share of common stock for $.75, and each Class C common stock purchase warrant entitles the warrant holder to purchase one share of common for $1.00.  The Class A, B and C warrants were originally exercisable within twelve, eighteen and twenty-four months respectively, from February 26, 1988.  All warrants have been extended until July 25, 2008.  As of December 15, 2007, no warrants had been exercised.  The Company has the right to call any or all warrants at a redemption price of $.0001 per warrant.

On June 3, 1992 the Company issued 3,000,000 shares of its common stock, valued at $.04 per share (fair market value on that date, per the National Quotation Bureau, Inc.), to an officer and director in exchange for a reduction  of $120,000 in a note to a related company.

The Company granted to its directors a total of 1,300,000 warrants, expiring December 4, 2002 and extended in the subsequent years until December 4, 2008.  Each warrant enables the owner to purchase one share of common stock for $.04 per share.

7. Subsequent Events

Note Purchase Agreement.

Effective December 31, 2007, Quorum Capital, Inc., the major creditor in the Company, assigned $337,654 of note receivable and $904,702 of interest receivable from the Company to American Plastics Processing Products Inc (“AP3”).

Conversion of debt to equity

Effective December 31, 2007, AP3 agreed to convert $337,654 of note receivable and $904,702 of interest receivable from the Company into 1,600,000 newly issued shares of Company’s common stock and 8,000,000 warrants to purchase shares at $0.01 per share.

Also, effective December 31, 2007, Quorum Capital, Inc agreed to convert $506,481 of remaining note receivable from the Company into 2,400,000 newly issued common shares of Company’s stock and  8,000,000 warrants to purchase shares at $0.01 per share.

After the conversion of debt to equity, there are a total of 16,100,000 issued and outstanding shares of common stock of the company, as of the date of this proxy statement.

Entry into a Definitive Agreement

 On December 28, 2007 the Company  signed a Definitive Agreement with Longborough Capital, PLC, a public company in the United Kingdom (hereinafter “Longborough”), to effect a merger of common stock of Longborough’s  subsidiaries Global Tech International, Inc., a Delaware  corporation (hereinafter “GTI”),  and Advanced Digital Components, Inc., a Delaware corporation (hereinafter “ADCI”)  into LBO Capital.

A 1 for 8 reverse split of common shares issued and outstanding was approved by a resolution supported by the board of directors and it is being submitted for a vote to the shareholders.  After the shareholders approve the 1 for 8 reverse split, total number of after split issued and outstanding shares will be 2,012,500. Following the reverse split, the Company will issue 18,000,000 post-split “new” shares of common stock to acquire 87% of ADCI and 86% of GTI.   Closing of the transaction is planned to occur during the first quarter of 2008.

Following this merger, the Company will have no long term debt and 20,012,500 “post split” shares of authorized, issued and outstanding of common stock.

Longborough, a developer of technologies, is continuing to position itself as a player on the global level of automotive original equipment manufacturers (OEMs) and other strategic partners.  ADCI and GTI, working alongside commercial partners, can offer clients a complete, total solution package.  Additionally, the merger with the Company will enhance the commercial profile and status of the company while providing investors and shareholders a visible value of their investment.

.

LBO Capital Corp.

Notes to the financial statements

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with the consolidated condensed financial statements and the related notes that appear elsewhere in the report.

Results of Operations

Working capital decreased by $23,392 in the three-month period ended March 31, 2001 due to the net loss of for this period.

Registrant's operations for the three months ended March 31, 2001 resulted in a loss of $ 23,392.  This was mainly due to interest expense of $21,556, management fees of $825 and professional fees of $992.

Liquidity and Capital Resources

The Registrant is currently meeting its cash needs by borrowing from a company.  There is no assurance that this will continue in future years.  The Registrant owns 15,341 shares of Enercorp, Inc. common stock.   These shares are carried at their fair market value of $9,205 at March 31, 2001.  These shares could be liquidated to meet cash flow needs if necessary.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Excecutive Officer and Chief Accountant have performed an evaluation of the Company’s disclosure controls and procedures as of March 31, 2001, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are partially effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

During the three-months ended March 31, 2001, the Company did not file on a timely basis, certain of its quarterly Form 10-QSB’s and its 2000 annual Form 10-KSB with the Securities Exchange Commission (SEC) within the required due dates.

Changes in Internal Controls

There have been no other changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2001 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

The Company’s management evaluated, with the participation of the Chief Executive Officer and

Chief Accountant, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Chief Accountant have concluded that, to their knowledge on the basis of that evaluation, the Company’s disclosure controls and procedures were partially effective as of the end of the period covered by this report.  There has been no other changes in the Company’s internal control over financial reporting, other than the changes described above, that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company is holding a shareholders meeting on March 14, 2008. The following Proposals will be submitted for a vote to the shareholders:

1.

to ratify the election of the new Directors to serve until the next Annual Meeting of Shareholders and until their successors have been elected and qualified.

2.

to ratify the appointment by the Board of Directors of UHY LLP as the independent registered auditors of the Company for the year ended December 31, 2007. The fees paid to the independent registered auditors for the years ended December 31, 2001-2007 are disclosed in the accompanied Proxy Statement in the section “Proposal Number Two”.

3.

to approve the reinstatement of the Company’s articles of incorporation in the state of Colorado.

4.

to ratify the conversion of debt and cancellation of interest to 4,000,000 newly issued shares of common stock of the Company and 5 year warrants to purchase 16,000,000 shares of common stock at $0.01 per share.

5.

 to approve the 1 for 8 reverse split of issued and outstanding Common Stock of the Company and establish the par value on the converted shares at $0.0001 per share.

6.

to ratify the merger into LBO Capital Corp. of the common stock of 87% of Global Tech International, Inc., a Delaware  corporation,  and 86% of Advanced Digital Components, Inc., a Delaware corporation, which are subsidiaries of Longborough Capital, PLC,  a public company in the United Kingdom.

7.

to approve Employee and Director stock option plan

8.

Such other business as may properly come before the Meeting, or any adjournment or adjournments thereof.

Item 5. Other information

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBO CAPITAL CORP.

(Registrant)

By:    /s/ Thomas W. Itin

Thomas W. Itin, President,

Chairman of Board of Directors

Date signed:  February 25, 2008

RULE 15D-14(A) CERTIFICATION OF CEO

I, Thomas W. Itin certify that:

1.	I have reviewed this Quarterly Report on Form 10-QSB of LBO Capital Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

CEO Certification (continued)

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 25, 2008

/s/ Thomas W. Itin
Chief Executive Officer

RULE 15D-14(A) CERTIFICATION OF CFO

I, Majlinda Xhuti, certify that:

1.	I have reviewed this Quarterly Report on Form 10-QSB of LBO Capital, Corp.

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

CFO Certification (continued)

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 25, 2008

/s/ Majlinda Xhuti
Chief Financial Officer

SECTION 1350 CERTIFICATION OF CEO

      I, Thomas W. Itin, Chief Executive Officer of LBO Capital Corp. (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2001, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 25, 2008

/s/Thomas W Itin.

Chairman of the Board of Directors and
Chief Executive Officer

SECTION 1350 CERTIFICATION OF CFO

      I, Majlinda Xhuti, Chief Financial Officer of LBO Capital Corp. (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2001, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 25, 2008

/s/Majlinda Xhuti.

Chief Financial Officer