Form 10QSB
period 2001-06-30
LBO CAPITAL CORP
filed 2008-02-25
CIK 753557

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2001
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

As of June 30, 2001 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

#

LBO CAPITAL CORP.

Balance Sheets

	June 30,2001 (Unaudited)	December 31, 2000
Assets

Current Assets
Cash and Cash Equivalents	$ 265	$ 32
Marketable Securities - Available for Sale	9,205	9,205
Total Current Assets	9,470	9,237

Total Assets	9,470	9,237

Liabilities and Stockholder's Equity

Current Liabilities
Accounts Payable	1,185	1,150
Interest payable - Related Party	330,407	286,997
Notes Payable - Related Party	836,526	831,526
Total Current Liabilities	1,168,118	1,119,673

Stockholders' Equity (Deficit)
Common Stock, $.0001 par value; 100,000,000 Shares Authorized ; 12,100,000 shares Issued and Outstanding	1,210	1,210
Additional Paid-in Capital	623,094	623,094
Accumulated Deficit	(1,782,952)	(1,734,740)

Total Shareholders' (Deficit)	(1,158,648)	(1,110,436)

Total Liabilities & Shareholders' Equity (Deficit)	$ 9,470	$ 9,237

See notes to financial statements

#

LBO CAPITAL CORP.

Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Revenues
Interest Income	$ -	$ -	$ -	$ 5,219
	-	-	-	5,219
General and Administrative Expenses
Management fees	600	930	1,425	1,740
Legal and Professional Expense	2,301	557	3,293	1,368
Other Expense	65	51	84	87
Total General and Administrative Expenses	2,985	1,487	4,802	3,195

(Loss) income from operations	(2,985)	(1,487)	(4,802)	2,024

Other Expenses
Interest Expense	(21,854)	(22,946)	(43,410)	(44,856)
Total Other Expense	(21,854)	(22,946)	(43,410)	(44,856)

Net Loss	(24,839)	(24,433)	(48,212)	(42,832)

Weighted Average Number of Common Shares Outstanding	12,100,000	12,100,000	12,100,000	12,100,000
Basic and Diluted Loss per Share	$ (0.002)	$ (0.002)	$ (0.004)	$ (0.004)

See notes to financial statements

#

LBO CAPITAL CORP.

Statements of Cash Flows (Unaudited)

For the six months ended
	June 30, 2001	June 30, 2000
Operating Activities:
Net Loss	$ (48,212)	$ (42,832)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Changes in Assets and Liabilities:
Increase (Decrease) in:
Interest Receivable		15,781
Accounts Payable	35	(2,520)
Accounts Payable – Related Entities	-	(90)
Interest Payable	43,410	44,856
Total Adjustments	43,445	58,027

Net Cash (Used In) Provided By Operating Activities	(4,767)	15,195

Investing Activities
Purchase of Investments	-	(21,000)
	-	(21,000)

Financing Activities:
Proceeds from Notes Payable	5,000	5,750
Net Cash Provided by Financing Activities	5,000	5,750

Net Increase (Decrease) in Cash	233	(55)

Cash and Cash Equivalents:
Balance of cash at the beginning of period	32	63
Balance of cash at the end of period	$ 265	$ 8

Supplemental Disclosures of Cash Flow Information	2001	2000
Cash paid for interest	-	-

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

1.  The Company

LBO Capital Corp. (the "Company") was incorporated on October 8, 1987 under the laws of the State of Colorado.  The Company is engaged in evaluating and investing in other companies.  The Company was considered to be in the development stage in 1987 and began operations on March 15, 1988.  Currently the Company is not involved in any business operations.

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

LBO Capital Corp.

Notes to the financial statements

4.   Marketable Securities

The Company's marketable securities available for sale consist of 15,341 shares of common stock of Enercorp, Inc., an affiliate of the Company.  They are recorded at fair market value.  Cost basis of these shares was $48,397, and it was written down to $9,205 at December 31, 2000 due to other than temporary decline of their fair value below their cost.  Enercorp is a related party to the Company.  Fair market value on June 30, 2001 and December 31, 2000 was $9,205.

5.   Notes Payable-Quorum Capital, Inc.

The principal balance as of June 30, 2001 and December 31, 2000 was $836,526 and $831,526.  Balance of accrued interest on the note was $330,407 and $286,997 at June 30, 2001 and December 31, 2000, respectively.  This note accrues interest at 10.50% per annum and is secured by all the assets of the Company.   Quorum Capital, Inc. is held in minority by the Company’s President’s spouse.  This Note was subsequently partially sold and totally converted to Equity (see Note 7).

6.   Capital Stock

The Company completed a public offering on March 15, 1988 consisting of 3,000,000 units at $.20 each.  Each unit consisted of one common share, one callable class A common stock purchase warrant, one callable Class B common stock purchase warrant and one callable Class C common stock purchase warrant.  Each Class A warrant entitles the warrant holder to purchase one share of common stock for $.50, each Class B warrant entitles the warrant holder to purchase one share of common stock for $.75, and each Class C common stock purchase warrant entitles the warrant holder to purchase one share of common for $1.00.  The Class A, B and C warrants were originally exercisable within twelve, eighteen and twenty-four months respectively, from February 26, 1988.  All warrants have been extended until July 25, 2008.  As of January 15, 2008, no warrants had been exercised.  The Company has the right to call any or all warrants at a redemption price of $.0001 per warrant.

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

LBO Capital Corp.

Notes to the financial statements

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

Results of Operations-Three months ended June 30, 2001

Net loss increased by $406 in the three-month period ended June 30, 2001 compared to the three months ended June 30, 2000.  The change is insignificant.

Results of Operations-Six months ended June 30, 2001

Registrant's operations for the six months ended June 30, 2001 resulted in a loss of $48,212 compared to $42,832 for the six months ended June 30, 2000.  This was mainly due to accrued interest income of $5,219 for the last period ended June 30, 2000.

Liquidity and Capital Resources

The Registrant is currently meeting its cash needs by borrowing from a company.  There is no assurance that this will continue in future years.  The Registrant owns 15,341 shares of Enercorp, Inc. common stock.   These shares are carried at their fair market value of $9,205 at June 30, 2001.  These shares could be liquidated to meet cash flow needs if necessary.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Excecutive Officer and Chief Accountant have performed an evaluation of the Company’s disclosure controls and procedures as of June 30, 2001, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are partially effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

During the six-months ended June 30, 2001, the Company did not file on a timely basis, certain of its quarterly Form 10-QSB’s and its 2000 annual Form 10-KSB with the Securities Exchange Commission (SEC) within the required due dates.

Changes in Internal Controls

There have been no other changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2001 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date:February 25, 2008

/s/ Majlinda Xhuti
Chief Financial Officer

SECTION 1350 CERTIFICATION OF CEO

      I, Thomas W. Itin, Chief Executive Officer of LBO Capital Corp. (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2001, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

1.

the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2001, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 25, 2008

/s/Majlinda Xhuti.

Chief Financial Officer