Form 10QSB
period 2001-09-30
LBO CAPITAL CORP
filed 2008-02-25
CIK 753557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2001
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

As of September 30, 2001 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

#

LBO CAPITAL CORP.

Balance Sheets

	September 30, 2001(Unaudited)	December 31, 2000
Assets

Current Assets
Cash and Cash Equivalents	$ (427)	$ 32
Marketable Securities - Available for Sale	9,205	9,205
Total Current Assets	8,778	9,237

Total Assets	8,778	9,237

Liabilities and Stockholder's Equity

Current Liabilities
Accounts Payable	15	1,150
Accrued Expenses	1,785	-
Interest payable - Related Party	352,551	286,997
Notes Payable - Related Party	836,826	831,526
Total Current Liabilities	1,191,177	1,119,673

Stockholders' Equity
Common Stock, $.0001 par value; 100,000,000 Shares Authorized ; 12,100,000 shares Issued and Outstanding	1,210	1,210
Additional Paid-in Capital	623,094	623,094
Accumulated Deficit	(1,806,703)	(1,734,740)

Total Shareholders' Equity (Deficit)	(1,182,399)	(1,110,436)

Total Liabilities & Shareholders' Equity	$ 8,778	$ 9,237

See notes to financial statements

#

LBO CAPITAL CORP.

Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Revenues
Interest Income	$ -	$ -	$ -	$ 5,219
	-	-	-	5,219
General and Administrative Expenses
Legal and Professional Expense	956	424.00	4,249	1,792
Management fees	600	830.00	2,025	2,570
Other Expense	51	36.00	135	123
Total General and Administrative Expenses	1,607	1,290	6,409	4,485

(Loss) income from operations	(1,607)	(1,290)	(6,409)	734

Other Expenses
Interest Expense	(22,144)	(24,044)	(65,554)	(68,900)
Total Other Expense	(22,144)	(24,044)	(65,554)	(68,900)

Net Loss	(23,751)	(25,334)	(71,963)	(68,166)

Weighted Average Number of Common Shares Outstanding	12,100,000	12,100,000	12,100,000	12,100,000
Basic and Diluted Loss per Share	$ (0.002)	$ (0.002)	$ (0.006)	$ (0.006)

See notes to financial statements

#

LBO CAPITAL CORP.

Statements of Cash Flows (Unaudited)

For the nine months ended
	September 30, 2001	September 30, 2000
Operating Activities:
Net Loss	$ (71,963)	$ (68,166)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Changes in Assets and Liabilities:
Increase (Decrease) in:
Interest Receivable	-	15,781
Accounts Payable	(1,135)	(2,520)
Accounts Payable – Related Entities	-	(91)
Accrued Expenses	1,785	-
Interest Payable	65,554	68,900
Total Adjustments	66,204	82,070

Net Cash (Used In) Provided By Operating Activities	(5,759)	13,904

Investing Activities
Purchase of investments	-	(21,000)
	-	(21,000)
Financing Activities:
Proceeds from Notes Payable	5,300	7,050
Net Cash Provided by Financing Activities	5,300	7,050

Net Decrease in Cash and Cash Equivalents	(459)	(46)

Cash and Cash Equivalents:
Balance at the beginning of period	32	63
Balance at the end of period	$ (427)	$ 17

Supplemental Disclosures of Cash Flow Information	2001	2000
Cash paid for interest	-	-

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

LBO Capital Corp.

Notes to the financial statements

4.   Marketable Securities

The Company's marketable securities available for sale consist of 15,341 shares of common stock of Enercorp, Inc., an affiliate of the Company.  They are recorded at fair market value.  Cost basis of these shares was $48,397, and it was written down to $9,205 at December 31, 2000 due to other than temporary decline of their fair value below their cost.  Enercorp is a related party to the Company.  Fair market value on September 30, 2001 and December 31, 2000 was $9,205.

5.   Notes Payable-Quorum Capital, Inc.

The principal balance as of September 30, 2001 and December 31, 2000 was $836,826 and $831,526.  Balance of accrued interest on the note was $352,551 and $286,997 at September 30, 2001 and December 31, 2000, respectively.  This note accrues interest at 10.50% per annum and is secured by all the assets of the Company.   Quorum Capital, Inc. is held in minority by the Company’s President’s spouse.  This Note was subsequently partially sold and totally converted to Equity (see Note 7).

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

Results of Operations-Three months ended September 30, 2001

Net loss decreased by $1,583 in the three-month period ended September 30, 2001 compared to the three months ended September 30, 2000.  This was mainly due to the slight decrease in interest expense.

Results of Operations-Nine months ended September 30, 2001

Registrant's operations for the nine months ended September 30, 2001 resulted in a loss of $71,963 compared to $68,166 for the nine months ended September 30, 2000.  This was mainly due to some accrued interest income in 2000.

Liquidity and Capital Resources

The Registrant is currently meeting its cash needs by borrowing from a company.  There is no assurance that this will continue in future years.  The Registrant owns 15,341 shares of Enercorp, Inc. common stock.   These shares are carried at their fair market value of $9,205 at September 30, 2001.  These shares could be liquidated to meet cash flow needs if necessary.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Excecutive Officer and Chief Accountant have performed an evaluation of the Company’s disclosure controls and procedures as of September 30, 2001, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are partially effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

During the six-months ended September 30, 2001, the Company did not file on a timely basis, certain of its quarterly Form 10-QSB’s and its 2000 annual Form 10-KSB with the Securities Exchange Commission (SEC) within the required due dates.

Changes in Internal Controls

There have been no other changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2001 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

1.

the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2001, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

1.

the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2001, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 25, 2008

/s/Majlinda Xhuti.

Chief Financial Officer