Form 10KSB
period 2001-12-31
LBO CAPITAL CORP
filed 2008-02-25
CIK 753557

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

December 31, 2001                                                                                              33-19107

(For the fiscal year ended)                                                                    (Commission File No.)

LBO CAPITAL CORP.

(Exact name of Company as specified in its charter)

Colorado                                                                                                                38-2780733

(State or other jurisdiction of organization)                (I.R.S. Employer Identification Number)

37735 Enterprise Ct, Suite 600-B

Farmington Hills, MI                                           48331

(Address of principal executive offices)       (Zip Code)

Company's telephone number, including area code:

(248) 994-0099

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.0001 Par Value

(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days:       Yes: ___  No:_X__

As of December 31, 2001, a total of 12,100,000 shares of common stock, $.0001 par value, were outstanding and the aggregate market value of the voting stock held by non affiliates of the Company was approximately $1,210 based on the average of the bid and asked prices on that date $.0001 as reported by Pink Sheets Markets.

LBO CAPITAL CORP.

FORM 10-KSB

PART 1

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by us in calendar year 2008.

ITEM 1. BUSINESS

General

LBO Capital Corp. (the "Company") was organized under the laws of the State of Colorado on October 8, 1987.  The Company was formed based on the belief of its management that there are business opportunities that, for one or more reasons, are available for acquisition by the Company.

On March 15, 1988, the Company completed a public offering of 3,000,000 Units, each Unit consisting of one share of its common stock, one Callable Class A Warrant, one Callable Class B Warrant and one Callable Class C Warrant.  The Warrants are detachable from the Units and may be traded separately in the over-the-counter market.  Each Class A Warrant entitles the holder thereof to purchase at a price of $0.50, one share of Common Stock at any time until February 26, 1989.  Each Class B Warrant entitled the holder thereof to purchase at a price of $0.75 one share of Common Stock at any time until August 26, 1989.  Each Class C Warrant entitled the holder thereof to purchase at a price of $1.00, one share of Common Stock at any time until February 26, 1990.  The expiration dates of these warrants were subsequently extended by the Board of Directors to expire on various dates, the latest being July 25, 2008.  The Company received net proceeds of approximately $474,300 after payment of all costs of the offering.

Since its inception, the Company has directed its activities toward evaluating potential business opportunities with the goal of acquiring and continuing one or more business opportunities.  The Company is seeking to acquire an existing business through a stock for stock exchange.  No formal agreements have been reached at this point; however, management is confident that a possible merger is likely to take place.

INVESTMENTS

Ajay Sports, Inc.

The Company owns 246,667 shares of Ajay Sports, Inc. (“Ajay”) and 33,333 warrants which entitle it to purchase one share of Ajay’s common stock at $1.08 per share.  The 246,667 common stock and 33,333 warrants owned by the Company represented 6.7% of the total shares of Ajay’s common stock outstanding as of December 31, 2001.

Ajay was in the business of franchising of golf retail stores and manufacturing of sporting goods.  Currently Ajay is in Chapter 7 of bankruptcy proceedings.  Investment in Ajay is not shown in the books of the Company due to 100% impairment of its cost basis.

Enercorp, Inc.

The Company owns 15,341 shares of common stock of Enercorp, Inc., a business development company under the Investment Company Act of 1940, as amended.  Cost basis of these shares is $9,205.  Enercorp is a related party to the Company.

ProGolf International, Inc

The Company owns 53,500 shares of ProGolf International, Inc (“PGI”).  Cost basis of such shares was $321,000, and it is 100% impaired. Therefore it is not presented on the books of the Company as of December 31, 2001.  PGI is currently in Chapter 7 bankruptcy proceedings.

Competition

The Company expects to encounter substantial competition in its efforts to locate businesses for acquisition.  The primary competition for desirable business acquisitions is expected to come from other small companies organized and funded for purposes similar to the Company, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.  Should the Company elect to engage in a leveraged buyout acquisition, competition may also be anticipated from investment bankers.  Many of these entities have significantly greater experience, resources and managerial capabilities than the Company and are therefore in a better position than the Company to obtain access to businesses.

Employees

As of December 31, 2001, the Company had no employees.

ITEM 2.   PROPERTIES

The Company currently uses office space provided by Acrodyne Corporation, a company whose Chairman and President is also Chairman and President of the Company.  The space is used for purposes of administration and development.  Currently, the Company is not paying any rent, or utilities to Acrodyne due to lack of cash flow.  The Company believes its current facilities are sufficient for its present business activity.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a present party to any pending legal proceedings and no such proceedings were known as of the filing date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2001. However, as of February 15, 2008, there are matters that will be submitted to a vote of security holders on March 14, 2008.

The Company is holding a shareholders meeting on March 14, 2008. The following Proposals will be submitted for a vote to the shareholders:

1.

to ratify the election of the new Directors to serve until the next Annual Meeting of Shareholders and until their successors have been elected and qualified.

2.

to ratify the appointment by the Board of Directors of UHY LLP as the independent registered auditors of the Company for the years ended December 31, 2001 through 2007. The fees paid to the independent registered auditors for the years ended December 31, 2001-2007 are disclosed in the accompanied Proxy Statement in the section “Proposal Number Two”.

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

PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

The principal market on which the Company's common stock, $.0001 par value, is traded on the Pink Sheets.

Prices for the Common Stock have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau since March 15, 1988.  The high and low trade price quotations for the Company's Common Stock during the quarters ended on the dates listed below is as follows:

                                                             Trade Prices

                                                    HI                                          LOW

2000

First Quarter                           $   .0625                               $   .0625

Second Quarter                       $   .0312                               $   .0312

Third Quarter                          $   .0312                               $   .0312

Fourth Quarter                        $   .0200                               $   .0200

2001

First Quarter$                         $   .0196                                $   .0150

Second Quarter                       $   .0150                                $   .0150

Third Quarter                          $   .0150                                $   .0150

Fourth Quarter                        $   .0156                                $   .0100

As of December 31, 2001, the number of record holders of the Company's Common Stock was 271.  This figure excludes an undetermined number of shareholders whose shares are held in "street" or "nominee" name.

The Company has never paid a dividend with respect to its Common Stock and does not intend to pay a dividend in the foreseeable future.

Units

Prices for the Units have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau since March 15, 1988.  No units were trading during 2000 and 2001.  Each Unit consists of one share of the Company's Common Stock, one Callable Class A Warrant, one Callable Class B Warrant and one Callable Class C Warrant.

Warrants

No ask or bid quotations were reported by the National Quotation Bureau, Inc.since December, 1989.

ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital Resources

Working capital at December 31, 2001 was ($1,205,628), a decrease of $95,192 from the year ended December 31, 2000.  This was mainly caused by $87,719 increase in accrued interest payable and 7,473 of general and administrative expenses.

The Company was not involved in any business operations during the twelve months following the close of the year 2001.  The Company did not have any cash activities during such period.  The Company has been relying upon the related parties in order for it to pay the necessary expenses, such as stock transfer agent fees, accounting fees related to the public filings etc.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required to be furnished hereunder are attached hereto under Item 13 named Exhibits.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 8.A     Controls and Procedures

Evaluation of Controls and Procedures

Company’s Chief Excecutive Officer and Chief Financial officer have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “ Exchange Act”), as of December 15, 2007 and each has concluded that such disclosure controls and procedures are partially effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

During the years ended December 31, 2001 and 2000 the Company did not file on a timely basis,  its quarterly reports on Form 10-QSB and its 2001 and 2000 annual reports on Form 10-KSB with the Securities Exchange Commission (SEC) within the required due dates.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2001 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 8.B     Other information

None

PART III

ITEM 9.

 DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

The following table sets forth the name, address, age and position of each officer and director of the Company:

Name and Address                       Age                    Position                                               Term as Director

Thomas W. Itin                              73                    President and                                                 Since

37735 Enterprise Ct, 600-B                                   Chairman of the                                       Inception

Farmington Hills, MI  48331                                 Board of Directors

Anthony B. Cashen                        71                   Secretary,                                                      Since

RD 2 Box 203                                                       Treasurer and                                          Inception

Ghent, NY 12075                                                  Director                                        to July 15, 2003

Robert W. Schwartz                       63                   Director                                         March 28, 1991

120 DeFreest Drive                                                                                                                to

Troy, NY  12180                                                                                                       February 1, 2003

Salvatore Parlatore                         33                   Director                                                         Since

2937 Mix Path                                                                                                           February 1, 2003

Stevensville, MI  49127

Shirley Itin                                     71                Secretary, Director                                           Since

37735 Enterprise Ct, 600-B                               and Treasurer                                       July 15, 2003

Farmington Hills, MI 48331

All directors of the Company will hold office until their successors have been elected and qualified or until their death, resignation or removal.  The bylaws of the Company provide that the number on the Board of Directors shall be determined by resolution of the Board of Directors.

The officers of the Company are elected at the annual meeting of the Board of Directors and hold office until their successors are chosen and qualified or until their death, resignation or removal.

The Company is subject to Section 13(a) of the Securities Exchange Act of 1934 and is therefore not required to identify or disclose information concerning its significant employees.

There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Below is a summary description of educational and professional background of current executive officers and directors of the Company.

Thomas W. Itin.  Mr. Itin has served in the position of Chairman of the Board of Directors and President since inception. Mr. Itin has been a director of Williams Controls, Inc., a publicly held company since its inception in November 1988.  He also served as Chairman of the Board and Chief Executive Officer of Williams from March 1989 until January 2001 and also as President and Treasurer from June 1993 until January 2001. In May 2001, Mr. Itin became a director of Enercorp, Inc., a publicly held company.  He received a Bachelor of Science degree from Cornell University and an MBA from New York University. Mr. Itin served on the Cornell University Council and was Chairman of the Technology Transfer Committee during the years 1994-2000.

Shirley B. Itin

Ms. Itin became a Director of the Company in July 2003.  Since 1983 when she founded First Equity Corporation to participate in investment programs, capital leases and real estate, she remains its President.  Since 1974, she has been Executive Vice President of TWI International, Inc. and Acrodyne Corporation.  Her experience includes design-build projects for schools and houses for the Royal Commission of Jubail & Yanbu, Saudi Arabia.  Earlier, she participated in private resort condominium and land development projects.  Elected twice to three-year terms on the City Council in Orchard Lake Village, Michigan, she remains active on the Nature Sanctuary Advisory Board.  In 2001, she was appointed to the Cornell Council.  Studies were completed at Cornell University and the University of Maryland-North Africa and, in January 2000, Ms. Itin was awarded a Bachelor of Science degree from Cornell University.

Salvatore M. Parlatore.

Mr. Parlatore was co-founder, Director of Operations and Director of Strategy, from 1997 – 2001 for Nexiv, Inc., a “startup” website, hosting and Internet services company. From 1997-1999, he was Senior Project Manager with Webstyles, LLC.   Earlier he was retained or employed by Gettys Group, Inc. 1996-1997 as a management consultant, where he specialized in commercial real estate evaluations and renovations nationally, particularly hotel projects.  A summer 2002 internship at Whirlpool provided experience as an Associate Brand Manager. A native of Southampton, Long Island, Mr. Parlatore attended Brentwood College School, Vancouver Island, Canada then later earned a BS in Business Administration in 1996 at Cornell U., Ithaca - NY.   He earned a MBA degree in May 2003 majoring in marketing and information technology at the University of Illinois, Urbana-Champaign.

Audit committee financial expert.

The Company’s Board of Directors has determined that it has at least more than one audit committee financial expert serving on its committee. Mr. Parlatore Salvatore is determined to be one of these experts. He is deemed to be an independent director.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership on Form 3, reports of changes in ownership on Form 4 and annual statements of changes in ownership on Form 5.  Executive officers, directors and greater than ten percent beneficial owners are required under the regulations related to Section 16 to furnish the Company with a copy of each report filed.

Based solely upon a review of the copies of the reports received by the Company during the year ended December 31, 2001, and written representations of the persons required to file said reports, the Company believes that such reports were not filed on a timely basis.  The Company is in the process of taking corrective actions in order to assure compliance with Section 16(a) of the Act.

Code of Ethics

The Company has adapted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics includes standards that that are reasonably designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely, and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer;

•

Compliance with applicable governmental laws, rules and regulations;

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•

Accountability for adherence to the code

ITEM 10.   EXECUTIVE COMPENSATION

Cash Compensation.

The Company paid no cash compensation to its directors or officers, during the years 2001 and 2000.

Incentive Stock Option Plan

None

Pension Table.

The Company has no defined benefit and actuarial plan providing for payments to employees upon retirement.

Alternative Pension Plan Disclosure.

The Company has no defined benefit and actuarial plan providing for payments to employees upon retirement.

Stock Option and Stock Appreciation Rights Plans.

None as of December 31, 2001. However, as of February 15, 2008, the Company has submitted to a vote of the shareholders a stock option plan.  A copy of the proposed draft of such stock option plan is incorporated herein by reference.

Other Compensation.

No other compensation having a value of the lesser of $100,000 or ten percent of the compensation reported in the table in paragraph (a) (1) of this Item was paid or distributed to any of the executive officers, individually or as a group, during the years ended December 31, 2001 or 2000.

Compensation of Directors.

Standard Arrangements.

The Company reimburses its directors for expenses incurred by them in connection with business performed on the Company's behalf, including expenses incurred in attending meetings.

No such reimbursements were made for the years reported herein.  The Company does not pay any director's fees.

Other Arrangements.

None

Termination of Employment and Change of Control Arrangement.

None.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains information as of December 31, 2001 with respect to beneficial ownership of the Company's Common stock by each person known by the Company to be the beneficial owner of more than five percent thereof, by the executive officers and directors of the Company and by all executive officers and directors of the Company as a group:

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

(4)    These shares include warrants granted on June 3, 1992 expiring December 4, 2008, to purchase one share of common stock per warrant for $.04. (Thomas W. Itin, 1,000,000, Anthony B. Cashen, 200,000, Robert W. Schwartz, 100,000)

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others.

None of the Company's officers and directors devote their full time to the Company's affairs and such persons may be affiliated with other business entities and enterprises, some of which may be formed for similar purposes as the Company and thus be in direct competition with the Company.  Such activities may result in such persons being exposed to conflicts of interests from time to time.  The Company has adopted no conflict of interest policy with respect to such transactions.  However, the officers and directors of the Company recognize their fiduciary obligation to treat the Company and its shareholders fairly in any such future activities.

Certain Business Relationships.

During 2001 and 2000 the Company made $240 and $2,625 respectively in payments for property and services to Acrodyne Corporation, a company in which Mr. Itin has a majority interest.  The Board of Directors of the Company has reviewed and approved the use of Acrodyne and has determined that the fees charged by Acrodyne are equally favorable as any other independent party business consultant fees.

PART IV

ITEM 13.   EXHIBITS

The following documents are filed as a part of this report Form 10-KSB immediately following the signature page.

(1) Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2001 and 2000	F-2
Statements of Operations for each of the years in the two-year period ended December 31, 2001	F-3
Statements of Changes in Stockholders' Equity for each of the years in the two-year period ended December 31, 2001	F-4
Statements of Cash Flows for each of the years in the two-year period ended December 31, 2001	F-5
Notes to Financial Statements	F-6-F9
(2) Certifications pursuant to 18 USC, Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002.	F9-F12
(3) Exhibits:
3.1* Articles of Incorporation
3.2* Bylaws

*Incorporated by reference from the Company's Registration Statement on Form S-18, and effective December 16, 1987.

Item 14     Principal Accountant Fees and Services

Fees for services performed by J.L. Stephan Co, PC paid during the years 2001 and 2000 are as follows:

	2001	2000
Audit	$3,900	$2,600
Audit Related	-	-
Taxes	-	-
Other	$ -	$ -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LBO CAPITAL CORP.

(Company)

By: /s/ Thomas W. Itin

            President and CEO

Date:    February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated,

on February 25, 2008.

Signature:   /s/ Thomas W. Itin

                    Chairman of the Board of Directors

                    President, CEO

Signature:  /s/ Shirley B. Itin

                  Secretary, Director

Signature: /s/ Salvatore Parlatore

                  Director

Signature: /s/ Majlinda Xhuti

                CFO

LBO CAPITAL CORP.

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

LBO Capital Corp.

We have audited the accompanying consolidated balance sheets of LBO Capital Corp. as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LBO Capital Corp. as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Southfield, Michigan

February 22, 2008

LBO CAPITAL CORP.

Notes to Financial Statements

LBO CAPITAL CORP.

Balance Sheets

	December 31 2001	December 31 2000
Assets

Current Assets
Cash and Cash Equivalents	$ 106	$ 32
Marketable Securities - Available for Sale	9,205	9,205
Total Assets	9,311	9,237

Liabilities and Stockholder's Equity

Current Liabilities
Accounts Payable	311	1,150
Accrued Expenses	2,385	-
Interest payable - Related Party	374,717	286,997
Notes Payable - Related Party	837,526	831,526
Total Current Liabilities	1,214,939	1,119,673

Stockholders' Equity
Common Stock, $.0001 par value; 100,000,000 Shares Authorized ; 12,100,000 shares Issued and Outstanding	1,210	1,210
Additional Paid-in Capital	623,094	623,094
Accumulated Deficit	(1,829,932)	(1,734,740)

Total Shareholders' Equity	(1,205,628)	(1,110,436)

Total Liabilities & Shareholders' Equity	$ 9,311	$ 9,237

See notes to the financial statements

LBO CAPITAL CORP.

Notes to Financial Statements

LBO CAPITAL CORP.

Statements of Operations

For the Years Ended December 31

	2001	2000
Revenues
Interest Income	$ -	$ 5,219

General and Administrative Expenses
Management fees	2,625	3,170
Legal and Professional Expense	4,698	1,100
Other Expense	150	1,620
Total General and Administrative Expenses	7,473	5,890

Loss from operations	(7,473)	(671)

Other Expenses
Loss on Investments	-	(360,191)
Interest Expense	(87,719)	(93,042)
Total Other Expense	(87,719)	(453,233)

Net Loss	(95,192)	(453,904)

Weighted Average Number of Common Shares Outstanding	12,100,000	12,100,000
Basic and Diluted Loss per Share	$ (0.008)	$ (0.038)

See notes to the financial statements

LBO CAPITAL CORP.

Statements of Changes in Stockholders Equity

For the Years Ended December 31, 2001 and 2000

	Number of Common Stock Shares	Amount	Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity

Balances at December 31, 1999	12,100,000	$ 1,210	$ 623,094	$(1,280,836)	$ (15,796)	$ (672,328)
Realized loss on Available for Sale Securities, transferred to earnings	-	-	-	-	15,796	15,796
Net Loss	-	-	-	(453,904)	-	(453,904)
Balances at December 31, 2000	12,100,000	1,210	623,094	(1,734,740)	0	(1,110,436)

Net Loss	-	-	-	(95,192)	-	(95,192)
Balances at December 31, 2001	12,100,000	$ 1,210	$ 623,094	$(1,829,932)	$ -	$ (1,205,628)

See notes to the financial statements

LBO CAPITAL CORP.

Statements of cash flows

For the Years Ended December 31, 2001 and 2000

	2001	2000
Operating Activities:
Net Loss	$ (95,192)	$ (453,904)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Changes in Assets and Liabilities:
Increase (Decrease) in:
Interest Receivable – Other	-	(5,219)
Accounts Payable	(839)	(2,100)
Accrued Expenses	2,385	(300)
Interest Payable	87,720	92,976
Write down cost basis of investments	-	360,191
Total Adjustments	89,266	445,548

Net Cash Used in Operating Activities	(5,926)	(8,356)

Financing Activities:
Proceeds from Notes Payable	6,000	8,325
Net Cash Provided by Financing Activities	6,000	8,325

Net Increase (Decrease) in Cash	74	(31)

Cash and Cash Equivalents:
Balance of Cash at December 31, 2000	32	63
Balance of Cash at December 31, 2001	$ 106	$ 32

Supplemental Disclosures of Cash Flow Information	2001	2000
Cash paid during the year for interest	-	-

See notes to the financial statements

Note 1. Summary of Significant Accounting Policies

Organization and Business

LBO Capital Corp. (the "Company") was incorporated on October 8, 1987 under the laws of the State of Colorado.  The Company is engaged in evaluating and investing in other companies. Currently, the Company is not in good standing in the state of Colorado, and it has taken the necessary steps to reinstate its status of good standing in Colorado.  The reinstatement is expected to be completed immediately after the conclusion of the shareholders meeting on March 14, 2008, after shareholder approval is obtained for such action.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less cash equivalents.

Income Taxes

At December 31, 2001, the Company has a net operating loss available for carryforward totaling approximately $1,358,000.  Net operating loss carryforwards begin to expire in various amounts starting in year 2005.

Net Loss Per Share

Net loss per share is computed using weighted average shares outstanding without giving effect to the common stock warrants, as the effect would be antidilutive.

Use of Estimates

The preparation of the financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Such management estimates include an allowance for doubtful accounts receivable, recognition of profit under long-term contracts, valuation allowances against deferred income taxes, estimates related to recovery of long lived assets and accruals of product warranty and other liabilities.

Note 2. Marketable Securities

The Company's marketable securities available for sale consist of 15,341 shares of common stock of Enercorp, Inc., an affiliate of the Company.  They are recorded at fair market value.  Cost basis of these shares was $48,397, and it was written down to $9,205 at December 31, 2000 due to other than temporary decline of their fair value below their cost.  Fair market value on December 31, 2001 and 2000 was $9,205.

Note 3.   Investments

The Company owns 246,667 common shares of Ajay Sports, Inc., (“Ajay”) a related party.  Cost basis of these shares is $182,000. As a result of recording the Company's equity in net losses of Ajay, the carrying value of this investment is zero at December 31, 2001 and 2000.  The Company also holds 33,333 stock warrants of Ajay, and they entitle the Company to purchase one share of Ajay’s common stock at $1.08 per share.

All of the Ajay shares are pledged as security for a note payable (see Note 4). The stock of Ajay is traded on Pink Sheets.

On May 17, 2000, the Company received stock in Pro Golf International, Inc., (“PGI”) in exchange for a note receivable held by the Company.  Cost basis of this investment was $321,000.  The Company determined that such investment in PGI has an insignificant value as of December 31, 2000, therefore it was written off.

Note 4. Notes Payable-Quorum Capital, Inc.

The principal balance as of December 31, 2001 and 2000 was $837,526 and $831,526 respectively. Balance of accrued interest on the note was $374,717 and $286,997 at December 31, 2001 and 2000, respectively.  This note accrues interest at 10.50% per annum and is secured by all the assets of the Company.   Quorum Capital, Inc. is held in minority by the Company’s President’s spouse.  This Note was subsequently partially sold and totally converted to Equity (see Note 8).

Note 5. Capital Stock

The Company completed a public offering on March 15, 1988 consisting of 3,000,000 units at $.20 each.  Each unit consisted of one common share, one callable class A common stock purchase warrant, one callable Class B common stock purchase warrant and one callable Class C common stock purchase warrant.  Each Class A warrant entitles the warrant holder to purchase one share of common stock for $.50, each Class B warrant entitles the warrant holder to purchase one share of common stock for $.75, and each Class C common stock purchase warrant entitles the warrant holder to purchase one share of common for $1.00.  The Class A, B and C warrants were originally exercisable within twelve, eighteen and twenty-four months respectively, from February 26, 1988.  All warrants have been extended until July 25, 2008.  As of December 31, 2002,  no warrants were exercised.  The Company has the right to call any or all warrants at a redemption price of $.0001 per warrant.

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

Note 6.  Management Fees

The Company does not employ any personnel.  The Company has a management fee agreement with Acrodyne Corporation, a related entity, and pursuant to its terms the Company pays direct labor costs plus overhead for management services rendered in the amount of $2,400 per year.

Note 7.  Cash Flows Disclosure

No interest and income taxes paid for the years ended December 31, 2001 and 2000.

Note 8. Subsequent Events

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

After the conversion of debt to equity, there are a total of 16,100,000 issued and outstanding shares of common stock of the company, as of the date of this report.

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

RULE 15D-14(A) CERTIFICATION OF CEO

I, Thomas W. Itin certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of LBO Capital Corp.;

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

Date: February 25, 2008

/s/ Thomas W. Itin
Chief Executive Officer

RULE 15D-14(A) CERTIFICATION OF CFO

I, Majlinda Xhuti, certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of LBO Capital, Corp.

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

1.

the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

1.

the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 25, 2008

/s/Majlinda Xhuti.

Chief Financial Officer

F-12