Form 10QSB
period 2002-03-31
LBO CAPITAL CORP
filed 2008-02-25
CIK 753557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2002
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)        Yes           No   X

As of March 31, 2002 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

LBO CAPITAL CORP

Balance Sheets

	March 31, 2002 Unaudited	December 31, 2001
Assets

Current Assets
Cash and Cash Equivalents	$ 76	$ 106
Marketable Securities - Available for Sale	5,369	9,205
Total Current Assets	5,445	9,311

Total Assets	5,445	9,311

Liabilities and Stockholder's Equity

Current Liabilities
Accounts Payable	339	311
Accrued Expenses	2,985	2,385
Interest payable - Related Party	396,401	374,717
Notes Payable - Related Party	837,526	837,526
Total Current Liabilities	1,237,251	1,214,939

Stockholders' Equity
Common Stock, $.0001 par value; 100,000,000 Shares Authorized ; 12,100,000 shares Issued and Outstanding	1,210	1,210
Additional Paid-in Capital	623,094	623,094
Unrealized Loss on Available for Sale Securities	(3,836)	-
Accumulated Deficit	(1,852,274)	(1,829,932)

Total Shareholders' Equity (Deficit)	(1,231,806)	(1,205,628)

Total Liabilities & Shareholders' Equity	$ 5,445	$ 9,311

See notes to financial statements

LBO CAPITAL CORP.

Statements of Operations ( Unaudited)

For the three months ended
	March 31, 2002	March 31, 2001

Revenues	-	-
	-	-
General and Administrative Expenses
Management fees	600	825
Legal and Professional Expense	28	992
Other Expense	30	19
Total General and Administrative Expenses	658	1,836

Loss from operations	(658)	(1,836)

Other Expenses
Interest Expense	(21,684)	(21,556)
Total Other Expense	(21,684)	(21,556)

Net Loss	(22,342)	(23,392)

Weighted Average Number of Common Shares Outstanding	12,100,000	12,100,000
Basic and Diluted Loss per Share	$ (0.002)	$ (0.002)

See notes to financial statements

#

LBO CAPITAL CORP.

Statements of Cash Flows (Unaudited)

For the three months ended
	March 31, 2002	March 31, 2001
Operating Activities:
Net Loss	$ (22,342)	$ (23,392)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Changes in Assets and Liabilities:
Increase (Decrease) in:
Accounts Payable	28	-
Accounts Payable – Related Entities	-	(565)
Accrued Expenses	600	-
Interest Payable	21,684	21,556
Total Adjustments	22,312	20,991

Net Cash Used in Operating Activities	(30)	(2,401)

Financing Activities:
Proceeds from Notes Payable	-	2,400
Net Cash Provided by Financing Activities	-	2,400

Net Decrease in Cash and Cash Equivalents	(30)	(1)

Cash and Cash Equivalents:
Balance at the beginning of period	106	32
Balance at the end of period	$ 76	$ 31

Supplemental Disclosures of Cash Flow Information	2002	2001
Cash paid for interest	-	-

#

LBO Capital Corp

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

1.  The Company

LBO Capital Corp. (the "Company") was incorporated on October 8, 1987 under the laws of the State of Colorado.  The Company is engaged in evaluating and investing in other companies.  Currently the Company is not involved in any business operations.  The Company is not in good standing in the state of incorporation, Colorado. The Company was administratively dissolved in the state of Colorado, on August 1, 2002 for failure to file the annual reports on a timely basis.  Under the State of Colorado law, shareholder approval is required for reinstatement of the Company’s articles of incorporation.  Proposal related to reinstatement of the Company’s status in Colorado is included in the Proxy Statement that will be sent to the shareholders for a vote by the end of February 2008.

2.   Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission.  These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results or operations and cash flows for the periods and dates presented.  Interim operating results are not necessarily indicative of operating results for the full year.

3.…Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

LBO Capital Corp

Notes to the financial statements

financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates and assumptions.

.4   Marketable Securities

The Company's marketable securities available for sale consist of 15,341 shares of common stock of Enercorp, Inc., an affiliate of the Company.  They are recorded at fair market value.  Cost basis of these shares was $48,397, and it was written down to $9,205 at December 31, 2000 due to other than temporary decline of their fair value below their cost. Fair market value on March 31, 2002 and December 31, 2001 was $5,369 and $9,205, respectively.

5.   Notes Payable-Quorum Capital, Inc

The principal balance as of March 31, 2002 and December 31, 2001 was $837,526.  Balance of accrued interest on the note was $396,401 and $374,717 at March 31, 2002 and December 31, 2001, respectively.  This note accrues interest at 10.50% per annum and is secured by all the assets of the Company.   Quorum Capital, Inc. is held in minority by the Company’s President’s spouse.  This Note was subsequently partially sold and totally converted to Equity (see Note 7).

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

LBO Capital Corp

Notes to the financial statements

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

LBO Capital Corp

Notes to the financial statements

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

Results of Operations

Working capital decreased by $26,178 in the three-month period ended March 31, 2002 due to the net loss of $22,342 and a decrease in the value of investments by $3,836.

Registrant's operations for the three months ended March 31, 2002 resulted in a loss of $ 22,342.  This was due mainly to interest expense of $21,684 and management fees of $600.

Liquidity and Capital Resources

The Registrant is currently meeting its cash needs by borrowing from a company.  There is no assurance that this will continue in future years.  The Registrant owns 15,341 shares of Enercorp, Inc. common stock.   These shares are carried at their fair market value of 5,369 at March 31, 2002.  These shares could be liquidated to meet cash flow needs if necessary.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Excecutive Officer and Chief Accountant have performed an evaluation of the Company’s disclosure controls and procedures as of March 31, 2002, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are partially effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

During the three-months ended March 31, 2002, the Company did not file on a timely basis, certain of its quarterly Form 10-QSB’s and its 2002 annual Form 10-KSB with the Securities Exchange Commission (SEC) within the required due dates.

Changes in Internal Controls

There have been no other changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2002 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

2.

to ratify the appointment by the Board of Directors of UHY, LLP as the independent registered auditors of the Company for the year ended December 31, 2007. The fees paid to the independent registered auditors for the years ended December 31, 2001-2007 are disclosed in the accompanied Proxy Statement in the section “Proposal Number Two”.

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

1.

the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2002, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

1.

the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2002, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 25, 2008

/s/Majlinda Xhuti.

Chief Financial Officer