Form 10QSB
period 2002-06-30
LBO CAPITAL CORP
filed 2008-02-25
CIK 753557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2002
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

As of June 30, 2002 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

LBO CAPITAL CORP

Balance Sheets

	June 30, 2002 Unaudited	December 31, 2001
Assets

Current Assets
Cash and Cash Equivalents	$ 46	$ 106
Marketable Securities - Available for Sale	2,301	9,205
Total Current Assets	2,347	9,311

Total Assets	2,347	9,311

Liabilities and Stockholder's Equity

Current Liabilities
Accounts Payable	403	311
Accrued Expenses	3,585	2,385
Interest payable - Related Party	418,326	374,717
Notes Payable - Related Party	837,526	837,526
Total Current Liabilities	1,259,840	1,214,939

Stockholders' Equity
Common Stock, $.0001 par value; 100,000,000 Shares Authorized ; 12,100,000 shares Issued and Outstanding	1,210	1,210
Additional Paid-in Capital	623,094	623,094
Unrealized Loss on Available for Sale Securities	(6,904)	-
Accumulated Deficit	(1,874,893)	(1,829,932)

Total Shareholders' Equity (Deficit)	(1,257,493)	(1,205,628)

Total Liabilities & Shareholders' Equity	$ 2,347	$ 9,311

See notes to financial statements

LBO CAPITAL CORP.

Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues
Interest Income	$ -	$ -	$ -	$ -
	-	-	-	-
General and Administrative Expenses
Management fees	600	600	1,200	1,425
Legal and Professional Expense	64	2,301	92	3,293
Other Expense	30	65	60	84
Total General and Administrative Expenses	694	2,966	1,352	4,802

Loss from operations	(694)	(2,966)	(1,352)	(4,802)

Other Expenses
Interest Expense	(21,925)	(21,854)	(43,609)	(43,410)
Total Other Expense	(21,925)	(21,854)	(43,609)	(43,410)

Net Loss	(22,619)	(24,820)	(44,961)	(48,212)

Weighted Average Number of Common Shares Outstanding	12,100,000	12,100,000	12,100,000	12,100,000
Basic and Diluted Loss per Share	$ (0.002)	$ (0.002)	$ (0.004)	$ (0.004)

See notes to financial statements

LBO CAPITAL CORP.

Statements of Cash Flows (Unaudited)

For the six months ended
	June 30, 2002	June 30, 2001
Operating Activities:
Net Loss	$ (44,961)	$ (48,212)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Changes in Assets and Liabilities:
Increase (Decrease) in:
Accounts Payable	92	35
Accrued Expenses	1,200	-
Interest Payable	43,609	43,410
Total Adjustments	44,901	43,445

Net Cash Used in Operating Activities	(60)	(4,767)

Financing Activities:
Proceeds from Notes Payable	-	5,000
Net Cash Provided by Financing Activities	-	5,000

Net Increase (Decrease) in Cash	(60)	233

Cash and Cash Equivalents:
Balance at the beginning of period	106	32
Balance at the end of period	$ 46	$ 265

Supplemental Disclosures of Cash Flow Information	2002	2001
Cash paid for interest	-	-

See notes to financial statements

Notes to Financial Statements

LBO Capital Corp

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

1.  The Company

LBO Capital Corp. (the "Company") was incorporated on October 8, 1987 under the laws of the State of Colorado.  The Company is engaged in evaluating and investing in other companies.  The Company is not in good standing in the state of incorporation, Colorado. The Company was administratively dissolved in the state of Colorado, on August 1, 2002 for failure to file the annual reports on a timely basis.  Under the State of Colorado law shareholder approval is required for reinstatement of the Company’s articles of incorporation.  Proposal related to reinstatement of the Company’s status in Colorado is included in the Proxy Statement that will be sent to the shareholders for a vote by the end of February 2008.  Currently the Company is not involved in any business operations.

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

Notes to Financial Statements

LBO Capital Corp

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

4.   Marketable Securities

The Company's marketable securities available for sale consist of 15,341 shares of common stock of Enercorp, Inc., an affiliate of the Company.  They are recorded at fair market value.  Cost basis of these shares was $48,397, and it was written down to $9,205 at December 31, 2000 due to other than temporary decline of their fair value below their cost.  Enercorp is a related party to the Company.  Fair market value on June 30, 2002 and December 31, 2001 was $2,301 and $9,205, respectively.

5.   Note Payable-Quorum Capital, Inc

The principal balance as of June 30, 2002 and December 31, 2001 was $837,526.  Balance of accrued interest on the note was $418,326 and $374,717 at June 30, 2002 and December 31, 2001, respectively.  This note accrues interest at 10.50% per annum and is secured by all the assets of the Company.   Quorum Capital, Inc. is held in minority by the Company’s President’s spouse.  This Note was subsequently partially sold and totally converted to Equity (see Note 7).

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

Notes to Financial Statements

LBO Capital Corp

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

Notes to Financial Statements

LBO Capital Corp

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

Results of Operations-Three months ended June 30, 2002

Net loss decreased by $2,201 in the three-month period ended June 30, 2002 compared to the three months ended June 30, 2001.  This was mainly due to decrease in legal and professional expense.

Results of Operations-Six months ended June 30, 2002

Registrant's operations for the six months ended June 30, 2002 resulted in a loss of $ 44,961 compared to $48,212 for the six months ended June 30, 2001.  This was mainly due to a decrease in legal and professional expense and interest expense.

Liquidity and Capital Resources

The Registrant is currently meeting its cash needs from borrowing from a company.  There is no assurance that this will continue in future years.  The Registrant owns 15,341 shares of Enercorp, Inc. common stock.   These shares are carried at their fair market value of 2,301 at June 30, 2002.  These shares could be liquidated to meet cash flow needs if necessary.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Excecutive Officer and Chief Accountant have performed an evaluation of the Company’s disclosure controls and procedures as of June 30, 2002, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are partially effective to

Notes to Financial Statements

LBO Capital Corp

 ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

During the six-months ended June 30, 2002, the Company did not file on a timely basis, certain of its quarterly Form 10-QSB’s and its 2002 annual Form 10-KSB with the Securities Exchange Commission (SEC) within the required due dates.

Changes in Internal Controls

There have been no other changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2002 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

1.

the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

1.

the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 25, 2008

/s/Majlinda Xhuti.

Chief Financial Officer