Form 10KSB
period 2002-12-31
LBO CAPITAL CORP
filed 2008-02-25
CIK 753557

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

December 31, 2002                                                                                              33-19107

(For the fiscal year ended)                                                                    (Commission File No.)

LBO CAPITAL CORP.

(Exact name of Company as specified in its charter)

Colorado                                                                                                                38-2780733

(State or other jurisdiction of organization)                (I.R.S. Employer Identification Number)

37735 Enterprise Ct, Suite 600-B

Farmington Hills, MI                                           48331

(Address of principal executive offices)       (Zip Code)

Company's telephone number, including area code:

(248) 994-0099

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.0001 Par Value

(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days:       Yes: ___  No:_X__

As of December 31, 2002 a total of 12,100,000 shares of common stock, $.0001 par value, were outstanding and the aggregate market value of the voting stock held by non affiliates of the Company was approximately $1,210 based on the average of the bid and asked prices on that date $.0001 as reported by Pink Sheets Markets.

LBO CAPITAL CORP.

FORM 10-KSB

PART 1

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by us in the calendar year 2008.

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

INVESTMENTS

Enercorp, Inc.

The Company owns 15,341 shares of common stock of Enercorp, Inc., a business development company under the Investment Company Act of 1940, as amended.  Cost basis of these shares is $48,397.  Enercorp is a related party to the Company.

Ajay Sports, Inc.

The Company owns 246,667 shares of Ajay Sports, Inc. (“Ajay”) and 33,333 warrants which entitle it to purchase one share of Ajay’s common stock at $1.08 per share.  The 246,667 common stock and 33,333 warrants owned by the Company represented 6.7% of the total shares of Ajay’s common stock outstanding as of December 31, 2002.

Ajay was in the business of franchising of golf retail stores and manufacturing of sporting goods.  Currently Ajay is in Chapter 7 of bankruptcy proceedings.  Investment in Ajay is not shown in the books of the Company due to 100% impairment of its cost basis.

ProGolf International, Inc

The Company owns 53,500 shares of ProGolf International, Inc (“PGI”).  Cost basis of such shares was $321,000, and it is 100% impaired. Therefore it is not presented on the books of the Company as of December 31, 2002.  PGI is currently in Chapter 7 bankruptcy proceedings.

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

Employees

As of December 31, 2002, the Company had no employees.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2002.  However, as of February 15, 2008, there are matters that will be submitted to a vote of security holders on March 14, 2008.

The Company is holding a shareholders meeting on March 14, 2008. The following Proposals will be submitted for a vote to the shareholders:

1.

to ratify the election of the new Directors to serve until the next Annual Meeting of Shareholders and until their successors have been elected and qualified.

2.

to ratify the appointment by the Board of Directors of UHY, LLP as the independent registered auditors of the Company for the year ended December 31, 2001 through 2007. The fees paid to the independent registered auditors for the years ended December 31, 2001-2007 are disclosed in the accompanied Proxy Statement in the section “Proposal Number Two”.

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

Prices for the Common Stock have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau since March 15, 1988.  The high and low trade price quotations for the Company's Common Stock during the quarters ended on the dates listed below is as follows:

                                                             Trade Prices

                                                    HI                                          LOW

2001

First Quarter$                          $   .0196                                $   .0150

Second Quarter                       $   .0150                                $   .0150

Third Quarter                          $   .0150                                $   .0150

Fourth Quarter                        $   .0156                                $   .0100

2002

First Quarter                            $   .0100                               $   .0100

Second Quarter                       $   .0100                               $   .0100

Third Quarter                          $   .0060                               $   .0060

Fourth Quarter                        $   .0060                               $   .0060

As of December 31, 2002, the number of record holders of the Company's Common Stock was 271.  This figure excludes an undetermined number of shareholders whose shares are held in "street" or "nominee" name.

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

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital Resources

Working capital at December 31, 2002 was ($1,305,191) a decrease of $99,563 from the period ended December 31, 2001.  This was mainly caused by a decrease of $8,438 in the market value of securities available for sale and an increase of $87,949 in the current liabilities.

The Company was not involved in any business operations during the twelve months following the close of the year 2002.  The Company did not have any cash activities during such period.  The Company has been relying upon the related parties in order for it to pay the necessary expenses, such as stock transfer agent fees, accounting fees related to the public filings etc.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required to be furnished hereunder are attached hereto under Item 13 named Exhibits.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 8.A     Controls and Procedures

Evaluation of Controls and Procedures

Company’s Chief Excecutive Officer and Chief Financial officer have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “ Exchange Act”), as of January 31, 2008  and each has concluded that such disclosure controls and procedures are partially effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

During the years ended December 31, 2002 and 2001 the Company did not file on a timely basis,  its quarterly reports on Form 10-QSB and its 2002 and 2001 annual reports on Form 10-KSB with the Securities Exchange Commission (SEC) within the required due dates.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2002 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 9.

 DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

The following table sets forth the name, address, age and position of each officer and director of the Company:

                                                                                                                                                 Term

Name and Address                       Age                    Position                                                 as Director

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

There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer, except Mrs. Itin and Mr. Salvatore who is her nephew.

Below is a summary description of educational and professional background of each executive officer and director of the Company.

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

Anthony B. Cashen.  Mr. Cashen has served as the Company's Secretary, Treasurer and Director from inception until July 15, 2003.  He has also served as a director of Ajay Sports, Inc. since 1993.  For the past five years and until his retierment in December 1999, Mr. Cashen had served as managing partner, then as a Senior Partner of LAI Ward Howell a publicly held management consulting and executive recruiting firm located in New York City.  He served as a director of Williams Controls, Inc. until 2000 and currently serves as a Director of Immucell Corp., both publicly held companies.  Previously, Mr. Cashen has been an officer and principal of the investment firms A.G. Becker Inc. and Donaldson, Lufkin and Jenrette, Inc.  He received an MBA from the Johnson Graduate School of Management at Cornell University, and a Bachelor of Science degree from Cornell University.

Robert W. Schwartz.  Mr. Schwartz has served as Director of the Company from March 28, 1991 until February 1, 2003.  Since 1985 he has been Chairman and President of Schwartz, Gordon, Heslin & Associates, Inc., a management and financial consulting firm in Troy, New York.  From 1987 until 1991 he was a Director and Vice President and Treasurer of ESARCO International, Inc., a publicly held company which licenses and markets all-terrain trucks.  Previously Mr. Schwartz was President and Director of Winsources, Inc., a telephone equipment supplier, President and Director of Cordian Corporation of Latham, New York, a telephone equipment manufacturer, and Vice President of Finance of Garden Way Manufacturing Company, Inc., a manufacturer of rototillers and outdoor equipment.  Mr. Schwartz received a B.S. degree in industrial and labor relations from Cornell University and did graduate work at State University of New York at Albany.

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

Based solely upon a review of the copies of the reports received by the Company during the year ended December 31, 2002, and written representations of the persons required to file said reports, the Company believes that such reports were not filed on a timely basis.  The Company is in the process of taking corrective actions in order to assure compliance with Section 16(a) of the Act.

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

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•

Accountability for adherence to the code

ITEM 10.   EXECUTIVE COMPENSATION

Cash Compensation.

The Company paid no cash compensation to its directors or officers, during the years 2001 and 2002.

Incentive Stock Option Plan

None as of December 31, 2002.

Pension Table.

The Company has no defined benefit and actuarial plan providing for payments to employees upon retirement.

Alternative Pension Plan Disclosure.

The Company has no defined benefit and actuarial plan providing for payments to employees upon retirement.

Stock Option and Stock Appreciation Rights Plans.

None

Other Compensation.

No other compensation having a value of the lesser of $100,000 or ten percent of the compensation reported in the table in paragraph (a) (1) of this Item was paid or distributed to any of the executive officers, individually or as a group, during the years ended December 31, 2002 or 2000.

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

Other Arrangements.

None

Termination of Employment and Change of Control Arrangement.

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains information as of December 31, 2002 with respect to beneficial ownership of the Company's Common stock by each person known by the Company to be the beneficial owner of more than five percent thereof, by the executive officers and directors of the Company and by all executive officers and directors of the Company as a group:

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

Certain Business Relationships.

None

PART IV

ITEM 13.   EXHIBITS

The following documents are filed as a part of this report Form 10-KSB immediately following the signature page.

(1) Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2002 and 2001	F-2
Statements of Operations for each of the years in the two-year period ended December 31, 2002	F-3
Statements of Changes in Stockholders' Equity for each of the years in the two-year period ended December 31, 2002	F-4
Statements of Cash Flows for each of the years in the two-year period ended December 31, 2002	F-5
Notes to Financial Statements	F-6-F8
(2) Certifications pursuant to 18 USC, Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002.	F9-F13
(3) Exhibits:
3.1* Articles of Incorporation
3.2* Bylaws

*Incorporated by reference from the Company's Registration Statement on Form S-18, and effective December 16, 1987.

Item 14     Principal Accountant Fees and Services

Fees for services performed by J.L. Stephan Co, PC paid during the years 2002 and 2001 are as follows:

	2002	2001
Audit	$ -	$3,900
Audit Related	-	-
Taxes	-	-
Other	$ -	$ -

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

#

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

LBO Capital Corp.

We have audited the accompanying consolidated balance sheet of LBO Capital Corp. as of December 31, 2002, and the related statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LBO Capital Corp. as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Southfield, Michigan

February 22, 2008

F-#

LBO CAPITAL CORP.

Audited Balance Sheets

	December 31 2002	December 31 2001
Assets

Current Assets
Cash and Cash Equivalents	$ -	$ 106
Marketable Securities - Available for Sale	767	9,205
Total Current Assets	767	9,311

Other Assets
Investments	-	-
Total Other Assets	-	-

Total Assets	767	9,311

Liabilities and Stockholder's Equity

Current Liabilities
Accounts Payable	531	311
Accrued Expenses	4,785	2,385
Interest payable - Related Party	462,666	374,717
Notes Payable - Related Party	837,976	837,526
Total Current Liabilities	1,305,958	1,214,939

Stockholders' Equity
Common Stock, $.0001 par value; 100,000,000 Shares Authorized ; 12,100,000 shares Issued and Outstanding	1,210	1,210
Additional Paid-in Capital	623,094	623,094
Unrealized Gain (Loss) on Available for Sale Securities	(8,438)	0
Accumulated Deficit	(1,921,057)	(1,829,932)

Total Shareholders' Equity	(1,305,191)	(1,205,628)

Total Liabilities & Shareholders' Equity	$ 767	$ 9,311

See notes to the financial statements

F-#

LBO CAPITAL CORP.

Audited Statements of Operations

For the Years Ended December 31

	2002	2001
Revenues	-	-
	-	-
General and Administrative Expenses
Legal and Professional Expense	670	4,698
Management fees	2,400	2,625
Other Expense	106	150
Total General and Administrative Expenses	3,176	7,473

Loss from operations	(3,176)	(7,473)

Other Expenses
Interest Expense	(87,949)	(87,719)
Total Other Expense	(87,949)	(87,719)

Net Loss	(91,125)	(95,192)

Weighted Average Number of Common Shares Outstanding	12,100,000	12,100,001
Basic and Diluted Loss per Share	$ (0.008)	$ (0.008)

See notes to the financial statements

F-#

LBO CAPITAL CORP.

Statements of Changes in Stockholders Equity

For the Years Ended December 31, 2002 and 2001

	Number of Common Stock Shares	Amount	Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity

Balances at December 31, 2000	12,100,000	$ 1,210	$ 623,094	$ (1,734,740)	-	$ (1,110,436)
Unrealized Gain (Loss) on Available for Sale Securities	-	-	-	-	-	-
Net Loss for the Year Ended December 31, 2001	-	-	-	(95,192)	-	(95,192)
Balances at December 31, 2001	12,100,000	1,210	623,094	(1,829,932)	-	(1,205,628)

Unrealized Loss on Available for Sale Securities	-	-	-	-	(8,438)	(8,438)
Net Loss for Year Ended December 2002	-	-	-	(91,125)	-	(91,125)
Balances at December 31, 2002	12,100,000	$ 1,210	$ 623,094	$ (1,921,057)	$ (8,438)	$ (1,305,191)

See notes to the financial statements

F-#

LBO CAPITAL CORP.

Statements of cash flows

For the Years Ended December 31, 2002 and 2001

	2002	2001
Operating Activities:
Net Loss	$ (91,125)	$ (95,192)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities
Changes in Assets and Liabilities:
Increase (Decrease) in:
Accounts Payable	220	(839)
Accrued Expenses	2,400	2,385
Interest Payable	87,949	87,720
Total Adjustments	90,569	89,266

Net Cash Used in Operating Activities	(556)	(5,926)

Financing Activities:
Proceeds from Notes Payable	450	6,000
Net Cash Provided by Financing Activities	450	6,000

Net Increase (Decrease) in Cash	(106)	74

Cash and Cash Equivalents:
Balance of Cash at December 31, 2001	106	32
Balance of Cash at December 31, 2002	$ (0)	$ 106

Supplemental Disclosures of Cash Flow Information	2002	2001
Cash paid during the year for interest	-	-

See notes to the financial statements

LBO CAPITAL CORP.

Notes to Financial Statements

Note 1. Summary of Significant Accounting Policies

Organization and Business

LBO Capital Corp. (the "Company") was incorporated on October 8, 1987 under the laws of the State of Colorado.  The Company is engaged in evaluating and investing in other companies.  The Company is not in good standing in the state of incorporation, Colorado. The Company was administratively dissolved in the state of Colorado, on August 1, 2002 for failure to file the annual reports on a timely basis.  Under the State of Colorado law, shareholder approval is required for reinstatement of the Company’s articles of incorporation in the state of Colorado. Proposal related to reinstatement of the Company’s status in Colorado is included in the Proxy Statement that will be sent to the shareholders for a vote at the end of February 2008.  Currently the Company is not involved in any business operations.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less cash equivalents.

Income Taxes

At December 31, 2002, the Company has a net operating loss available for carryforward totaling approximately $1,800,000.  Net operating losses carryforward begin to expire in various amounts starting in year 2005.

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

LBO CAPITAL CORP.

Notes to Financial Statements

Note 2. Marketable Securities

The Company's marketable securities available for sale consist of 15,341 shares of common stock of Enercorp, Inc., an affiliate of the Company.  They are recorded at fair market value.  Cost basis of these shares was $48,397, and it was written down to $9,205 at December 31, 2000 due to other than temporary decline of their fair value below their cost.  Enercorp is a related party to the Company.   Fair market value on December 31, 2002 and 2001 was $767 and $9,205, respectively.

Note 3.   Investments

The Company owns 246,667 common shares of Ajay Sports, Inc., (“Ajay”) a related party.  Cost basis of these shares is $182,000. As a result of recording the Company's equity in net losses of Ajay, the carrying value of this investment is zero at December 31, 2002 and 2001.  The Company also holds 33,333 stock warrants of Ajay, and they entitle the Company to purchase one share of Ajay’s common stock at $1.08 per share.

All of the Ajay shares are pledged as security for a note payable (see Note 4). The stock of Ajay is traded on Pink Sheets.

On May 17, 2000, the Company received stock in Pro Golf International, Inc., (“PGI”) in exchange for a note receivable held by the Company.  Cost basis of this investment was $321,000.  The Company determined that such investment in PGI has an insignificant value as of December 31, 2002, therefore it was written off the books of the Company.

Note 4. Notes Payable-Quorum Capital, Inc

The principal balance as of December 31, 2002 and 2001 was $837,976 and $837,526.  Balance of accrued interest on the note was $462,666 and $374,717 at December 31, 2002 and 2001, respectively.  This note accrues interest at 10.50% per annum and is secured by all the assets of the Company.   Quorum Capital, Inc. is held in minority by the Company’s President’s spouse.  This Note was subsequently partially sold and totally converted to Equity (see Note 8).

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

Note 6.  Management Fees

The Company does not employ any personnel.  The Company has a management fee agreement with Acrodyne Corporation, a related entity, and pursuant to its terms the Company pays direct labor costs plus overhead for management services rendered if any, in the amount of $2,400 per year.

Note 7.  Cash Flows Disclosure

No interest or income taxes were paid during the years 2002 and 2001.

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying office and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

1.

the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

1.

the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 25, 2008

/s/Majlinda Xhuti.

Chief Financial Officer

F-#