Form 10KSB
period 2003-12-31
LBO CAPITAL CORP
filed 2008-02-25
CIK 753557

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

December 31, 2003

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

Common Stock, $.0001 Par Value

(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days:       Yes: ___  No:_X__

As of December 31, 2003 a total of 12,100,000 shares of common stock, $.0001 par value, were outstanding and the aggregate market value of the voting stock held by non affiliates of the Company was approximately $1,210 based on the average of the bid and asked prices on that date $.0001 as reported by Pink Sheets Markets.

#

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

#

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

Ajay Sports, Inc.

The Company owns 246,667 shares of Ajay Sports, Inc. (“Ajay”) and 33,333 warrants which entitle it to purchase one share of Ajay’s common stock at $1.08 per share.  The 246,667 common stock and 33,333 warrants owned by the Company represented 6.7% of the total shares of Ajay’s common stock outstanding as of December 31, 2003.

Ajay was in the business of franchising of golf retail stores and manufacturing of sporting goods.  Currently Ajay is in Chapter 7 of bankruptcy proceedings.  Investment in Ajay is not shown in the books of the Company due to 100% impairment of its cost basis.

ProGolf International, Inc

The Company owns 53,500 shares of ProGolf International, Inc (“PGI”).  Cost basis of such shares was $321,000, and it is 100% impaired. Therefore it is not presented on the books of the Company as of December 31, 2003.  PGI is currently in Chapter 7 bankruptcy proceedings.

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

Employees

As of December 31, 2003, the Company had no employees.

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

2.

to ratify the appointment by the Board of Directors of UHY, LLP as the independent registered auditors of the Company for the years ended December 31, 2001 through 2007. The fees paid to the independent registered auditors for the years ended December 31, 2001-2007 are disclosed in the accompanied Proxy Statement in the section “Proposal Number Two”.

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

Prices for the Common Stock have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau since March 15, 1988.  The high and low trade price quotations for the Company's Common Stock during the quarters ended on the dates listed below is as follows:

                                                             Trade Prices

                                                    HI                                          LOW

2002

First Quarter$                          $   .0100                                $   .0100

Second Quarter                       $   .0100                                $   .0100

Third Quarter                          $   .0060                                $   .0060

Fourth Quarter                        $   .0060                                $   .0060

2003

First Quarter                            $   .0000                               $   .0000

Second Quarter                       $   .0000                               $    .0000

Third Quarter                          $   .0000                               $   .0000

Fourth Quarter                        $   .0000                               $   .0000

As of December 31, 2003, the number of record holders of the Company's Common Stock was 271.  This figure excludes an undetermined number of shareholders whose shares are held in "street" or "nominee" name.

The Company has never paid a dividend with respect to its Common Stock and does not intend to pay a dividend in the foreseeable future.

#

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

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital Resources

Working capital decreased of $83,285 for the year ended December 31, 2003 compared to December 31, 2002.  This was mainly caused by an increase in accrued interest payable on the note payable to Dearborn Wheels.

The Company was not involved in any business operations during the twelve months following the close of the year 2003.  The Company did not have any cash activities during such period.  The Company has been relying upon the related parties in order for it to pay the necessary expenses, such as stock transfer agent fees, accounting fees related to the public filings etc.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required to be furnished hereunder are attached hereto under Item 13 named Exhibits.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 8.A     Controls and Procedures

Evaluation of Controls and Procedures

Company’s Chief Excecutive Officer and Chief Financial officer have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “ Exchange Act”), as of January 31, 2008  and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

During the years ended December 31, 2003 and 2002 the Company did not file on a timely basis,  its quarterly reports on Form 10-QSB and its 2003 and 2002 annual reports on Form 10-KSB with the Securities Exchange Commission (SEC) within the required due dates.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2003 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

#

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

#

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

#

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

Based solely upon a review of the copies of the reports received by the Company during the year ended December 31, 2003, and written representations of the persons required to file said reports, the Company believes that such reports were not filed on a timely basis.  The Company is in the process of taking corrective actions in order to assure compliance with Section 16(a) of the Act.

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

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•

Accountability for adherence to the code

#

ITEM 10.   EXECUTIVE COMPENSATION

Cash Compensation.

The Company paid no cash compensation to its directors or officers, during the years 2002 and 2003.

Incentive Stock Option Plan

None

Pension Table.

The Company has no defined benefit and actuarial plan providing for payments to employees upon retirement.

Alternative Pension Plan Disclosure.

The Company has no defined benefit and actuarial plan providing for payments to employees upon retirement.

Stock Option and Stock Appreciation Rights Plans.

None

Other Compensation.

No other compensation having a value of the lesser of $100,000 or ten percent of the compensation reported in the table in paragraph (a) (1) of this Item was paid or distributed to any of the executive officers, individually or as a group, during the years ended December 31, 2003 or 2002.

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

#

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains information as of December 31, 2003 with respect to beneficial ownership of the Company's Common stock by each person known by the Company to be the beneficial owner of more than five percent thereof, by the executive officers and directors of the Company and by all executive officers and directors of the Company as a group:

Common Stock

                                              Beneficially                                    Percent

                                               Owned (1)                                   of Class

Thomas W. Itin                                                                        7,417,073 (2)(3)                                  57.20%

Shirley B. Itin                                                                             300,000                                               2.50%

Officers and Directors                                                           7,717,073 (3)                                         57.20%

as a group (2 persons)

James T. Emerson                                                                      695,000                                              5.70%

221 E. Colonial Drive

Orlando, FL  32801

(1)       Without giving effect to the exercise of outstanding public warrants except as noted in footnote 4 below.

(2)        These shares are held of record by entities of which Mr. Itin is either a principal or a beneficiary.

(3)      These shares include 1,000,000 warrants granted on June 3, 1992 expiring December 4, 2008, to purchase one share of common stock per warrant for $.04.

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

Certain Business Relationships.

None

PART IV

ITEM 13.   EXHIBITS

The following documents are filed as a part of this report Form 10-KSB immediately following the signature page.

(1) Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2003 and 2002	F-2
Statements of Operations for each of the years in the two-year period ended December 31, 2003	F-3
Statements of Changes in Stockholders' Equity for each of the years in the two-year period ended December 31, 2003	F-4
Statements of Cash Flows for each of the years in the two-year period ended December 31, 2003	F-5
Notes to Financial Statements	F-6-F9
(2) Certifications pursuant to 18 USC, Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002.	F10-F13
(3) Exhibits:
3.1* Articles of Incorporation
3.2* Bylaws

*Incorporated by reference from the Company's Registration Statement on Form S-18, and effective December 16, 1987.

#

Item 14     Principal Accountant Fees and Services

None

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

Signature: /s/ Majlinda Xhuti

                     CFO

#

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

LBO Capital Corp.

We have audited the accompanying consolidated balance sheet of LBO Capital Corp. as of December 31, 2003, and the related statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LBO Capital Corp. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Southfield, Michigan

February 22, 2008

F-#

LBO CAPITAL CORP.

Balance Sheets

	December 31 2003	December 31 2002
Assets

Current Assets
Marketable Securities - Available for Sale	$ 6,597	$ 767
Total Assets	6,597	767

Liabilities and Stockholder's Equity

Current Liabilities
Accounts Payable	702	531
Accrued Expenses	4,785	4,785
Interest payable - Related Party	550,709	462,666
Notes Payable - Related Party	838,876	837,976
Total Current Liabilities	1,395,072	1,305,958

Stockholders' Equity
Common Stock, $.0001 par value; 100,000,000 Shares Authorized ; 12,100,000 shares Issued and Outstanding	1,210	1,210
Additional Paid-in Capital	623,094	623,094
Unrealized Gain (Loss) on Available for Sale Securities	(2,608)	(8,438)
Accumulated Deficit	(2,010,171)	(1,921,057)

Total Shareholders' Equity	(1,388,475)	(1,305,191)

Total Liabilities & Shareholders' Equity	$ 6,597	$ 767

See notes to the financial statements

F-#

LBO CAPITAL CORP.

Statements of Operations

For the Years Ended December 31

	For the years ended December 31,
	2003	2002

Revenues	$ -	$ -

General and Administrative Expenses
Legal and Professional Expense	1,071	670
Management fees	-	2,400
Bank Charges	-	106
Total General and Administrative Expenses	1,071	3,176

Loss from operations	(1,071)	(3,176)

Other Expenses
Interest Expense	(88,043)	(87,949)
Total Other Expense	(88,043)	(87,949)

Net Loss	(89,114)	(91,125)

Weighted Average Number of Common Shares Outstanding	12,100,000	12,100,000
Basic and Diluted Loss per Share	$ (0.007)	$ (0.008)

See notes to the financial statements

F-#

LBO CAPITAL CORP.

Statements of Changes in Stockholders Equity

For the Years Ended December 31, 2003 and 2002

	Number of Common Stock Shares	Amount	Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity

Balances at December 31, 2001	12,100,000	$ 1,210	$ 623,094	$1,829,932)	$ -	$1,205,628)
Unrealized Loss on Available for Sale Securities	-	-	-	-	(8,438)	(8,438)
Net Loss for the Year Ended December 31, 2002	-	-	-	(91,125)	-	(91,125)
Balances at December 31, 2002	12,100,000	1,210	623,094	(1,921,057)	(8,438)	(1,305,191)
Unrealized Gain on Available for Sale Securities	-	-	-	-	5,830	5,830
Net Loss for Year Ended December 31, 2003	-	-	-	(89,114)	-	(89,114)
Balances at December 31, 2003	12,100,000	$ 1,210	$ 623,094	$2,010,171)	$ (2,608)	$1,388,475)

See notes to the financial statements

F-#

LBO CAPITAL CORP.

Statements of cash flows

For the Years Ended December 31, 2003 and 2002

	2003	2002
Operating Activities:
Net Loss	$ (89,114)	$ (91,125)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Changes in Assets and Liabilities:
Increase (Decrease) in:
Accounts Payable	171	220
Accrued Expenses	-	2,400
Interest Payable	88,043	87,949
Total Adjustments	88,214	90,569

Net Cash Used in Operating Activities	(900)	(556)

Financing Activities:
Proceeds from Notes Payable	900	450
Net Cash Provided by Financing Activities	900	450

Net Decrease in Cash	-	(106)

Cash and Cash Equivalents:
Balance of Cash at the beginning of the year	-	106
Balance of Cash at the end of the year	$ -	$ -

Supplemental Disclosures of Cash Flow Information	2003	2002
Cash paid during the year for interest	$ -	$ -

See notes to the financial statements

Notes to Financial Statements

LBO Capital Corp.

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

Income Taxes

At December 31, 2003, the Company has a net operating loss available for carryforward totaling approximately $1,880,000.  Net operating losses carryforward begin toexpire in various amounts starting in year 2005.

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

Notes to Financial Statements

LBO Capital Corp.

Note 2. Marketable Securities

The Company's marketable securities available for sale consist of 15,341 shares of common stock of Enercorp, Inc., an affiliate of the Company.  They are recorded at fair market value.  Cost basis of these shares was $48,397, and it was written down to $9,205 at December 31, 2001 due to other than temporary decline of their fair value below their cost.  Enercorp is a related party to the Company. Fair market value on December 31, 2003 and 2002 was $6,597 and $767, respectively.

Note 3.   Investments

The Company owns 246,667 common shares of Ajay Sports, Inc., (“Ajay”) a related party.  Cost basis of these shares is $182,000. As a result of recording the Company's equity in net losses of Ajay, the carrying value of this investment is zero at December 31, 2003 and 2002.  The Company also holds 33,333 stock warrants of Ajay, and they entitle the Company to purchase one share of Ajay’s common stock at $1.08 per share.  Ajay is currently in Ch. 7 of bankruptcy proceedings.

On May 17, 2000, the Company received stock in Pro Golf International, Inc., (“PGI”) in exchange for a note receivable held by the Company.  Cost basis of this investment was $321,000.  The Company determined that such investment in PGI has an insignificant value as of December 31, 2003, therefore it was written off the books of the Company. PGI is currently in Ch. 7 of bankruptcy proceedings

Note 4. Notes Payable-Quorum Capital, Inc

The principal balance as of December 31, 2003 and 2002 was $838,876 and $837,976.  Balance of accrued interest on the note was $550,709 and $462,666 at December 31, 2003 and 2002, respectively.  This note accrues interest at 10.50% per annum and is secured by all the assets of the Company.   Quorum Capital, Inc. is held in minority by the Company’s President’s spouse.  This note was subsequently converted to equity. (See note 8.)

Note 5. Capital Stock

The Company completed a public offering on March 15, 1988 consisting of 3,000,000 units at $.20 each.  Each unit consisted of one common share, one callable class A common stock purchase warrant, one callable Class B common stock purchase warrant and one callable Class C common stock purchase warrant.  Each Class A warrant entitles the warrant holder to purchase one share of common stock for $.50, each Class B warrant entitles the warrant holder to purchase one share of common stock for $.75, and each Class C common stock purchase warrant entitles the warrant holder to purchase one share of common for $1.00.  The Class A, B and C warrants were originally exercisable within twelve, eighteen and twenty-four months respectively, from February 26, 1988.  All warrants have been extended until July 25, 2008.  As of December 31, 2003, no warrants were exercised.  The Company has the right to call any or all warrants at a redemption price of $.0001 per warrant.

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

Note 7.  Cash Flows Disclosure

No interest or income taxes were paid during the years 2003 and 2002.

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

1.

the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

1.

the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 25, 2008

/s/Majlinda Xhuti.
_______________________
Chief Financial Officer

F-#