Form 10KSB
period 2004-12-31
LBO CAPITAL CORP
filed 2008-02-25
CIK 753557

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

December 31, 2004

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

Common Stock, $.0001 Par Value

(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days:       Yes: ___  No:_X__

As of December 31, 2004 a total of 12,100,000 shares of common stock, $.0001 par value, were outstanding and the aggregate market value of the voting stock held by non affiliates of the Company was approximately $1,210 based on the average of the bid and asked prices on that date $.0001 as reported by Pink Sheets Markets.

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

INVESTMENTS

Enercorp, Inc.

The Company owns 15,341 shares of common stock of Enercorp, Inc., a business development company under the Investment Company Act of 1940, as amended.  Cost basis of these shares was $48,397, and it was written down to $9,205 at December 31, 2000 due to other than temporary decline of their fair value below their cost.  Enercorp is a related party to the Company. At December 31, 2004 and 2003 these shares were valued at $4,602 and $6,597, respectively.

Ajay Sports, Inc.

The Company owns 246,667 shares of Ajay Sports, Inc. (“Ajay”) and 33,333 warrants which entitle it to purchase one share of Ajay’s common stock at $1.08 per share.  The 246,667 common stock and 33,333 warrants owned by the Company represented 6.7% of the total shares of Ajay’s common stock outstanding as of December 31, 2004.

Ajay was in the business of franchising of golf retail stores and manufacturing of sporting goods.  Currently Ajay is in Chapter 7 of bankruptcy proceedings.  Investment in Ajay is not shown in the books of the Company due to 100% impairment of its cost basis.

ProGolf International, Inc

The Company owns 53,500 shares of ProGolf International, Inc (“PGI”).  Cost basis of such shares was $321,000, and it is 100% impaired. Therefore, it is not presented on the books of the Company as of December 31, 2004.  PGI is currently in Chapter 7 bankruptcy proceedings.

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

Employees

As of December 31, 2004, the Company had no employees.

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

Prices for the Common Stock have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau since March 15, 1988.  There were no trades during the years 2003 and 2004.

As of December 31, 2004, the number of record holders of the Company's Common Stock was 271.  This figure excludes an undetermined number of shareholders whose shares are held in "street" or "nominee" name.

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

#

ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital Resources

Working capital decreased of $92,658 for the year ended December 31, 2004 compared to December 31, 2003.  This was mainly caused by an increase in accrued interest payable on the note payable to Dearborn Wheels.

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

During the years ended December 31, 2004 and 2003 the Company did not file on a timely basis,  its quarterly reports on Form 10-QSB and its 2004 and 2003 annual reports on Form 10-KSB with the Securities Exchange Commission (SEC) within the required due dates.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2004 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

#

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

#

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

There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer, except Mrs. Itin and Mr. Parlatore, who is her nephew.

Below is a summary description of educational and professional background of each executive officer and director of the Company.

Thomas W. Itin

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

Based solely upon a review of the copies of the reports received by the Company during the year ended December 31, 2004, and written representations of the persons required to file said reports, the Company believes that such reports were not filed on a timely basis.  The Company is in the process of taking corrective actions in order to assure compliance with Section 16(a) of the Act.

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

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•

Accountability for adherence to the code

ITEM 10.   EXECUTIVE COMPENSATION

Cash Compensation.

The Company paid no cash compensation to its directors or officers, during the years 2003 and 2004.

Incentive Stock Option Plan

None

Pension Table.

The Company has no defined benefit and actuarial plan providing for payments to employees upon retirement.

Alternative Pension Plan Disclosure.

The Company has no defined benefit and actuarial plan providing for payments to employees upon retirement.

Stock Option and Stock Appreciation Rights Plans.

None

Other Compensation.

No other compensation having a value of the lesser of $100,000 or ten percent of the compensation reported in the table in paragraph (a) (1) of this Item was paid or distributed to any of the executive officers, individually or as a group, during the years ended December 31, 2004 or 2002.

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

None

Termination of Employment and Change of Control Arrangement.

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains information as of December 31, 2004 with respect to beneficial ownership of the Company's Common stock by each person known by the Company to be the beneficial owner of more than five percent thereof, by the executive officers and directors of the Company and by all executive officers and directors of the Company as a group:

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

Certain Business Relationships.

None

PART IV

ITEM 13.   EXHIBITS

The following documents are filed as a part of this report Form 10-KSB immediately following the signature page.

(1) Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2004 and 2003	F-2
Consolidated Statements of Operations for each of the years in the two-year period ended December 31, 2004	F-3
Statements of Changes in Stockholders' Equity for each of the years in the two-year period ended December 31, 2004	F-4
Statements of Cash Flows for each of the years in the two-year period ended December 31, 2004	F-5
Notes to Financial Statements	F-6-F8
(2) Certifications pursuant to 18 USC, Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002.	F9-F13
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

Signature: /s/ Majlinda Xhuti

                     CFO

#

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

LBO Capital Corp.

We have audited the accompanying consolidated balance sheet of LBO Capital Corp. as of December 31, 2004, and the related statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LBO Capital Corp. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Southfield, Michigan

February 22, 2008

F-#

LBO CAPITAL CORP.

Balance Sheets

	December 31, 2004	December 31, 2003
Assets

Current Assets
Marketable Securities - Available for Sale	$ 4,602	$ 6,597
Total Assets	4,602	6,597

Liabilities and Stockholder's Equity

Current Liabilities
Accounts Payable	702	702
Accrued Expenses	4,785	4,785
Interest payable - Related Party	639,123	550,709
Notes Payable - Related Party	841,126	838,876
Total Current Liabilities	1,485,735	1,395,072

Stockholders' Equity
Common Stock, $.0001 par value; 100,000,000 Shares Authorized ; 12,100,000 shares Issued and Outstanding	1,210	1,210
Additional Paid-in Capital	623,094	623,094
Unrealized Loss on Available for Sale Securities	(4,602)	(2,608)
Accumulated Deficit	(2,100,835)	(2,010,171)

Total Shareholders' Equity	(1,481,133)	(1,388,475)

Total Liabilities & Shareholders' Equity	$ 4,602	$ 6,597

See notes to the financial statements

F-#

LBO CAPITAL CORP.

Statements of Operations

For the Years Ended December 31

	For the years ended December 31,
	2004	2003

Revenues	$ -	$ -

General and Administrative Expenses
Legal and Professional Expense	2,250	1,071
Total General and Administrative Expenses	2,250	1,071

Loss from operations	(2,250)	(1,071)

Other Expenses
Interest Expense	(88,414)	(88,043)
Total Other Expense	(88,414)	(88,043)

Net Loss	(90,664)	(89,114)

Weighted Average Number of Common Shares Outstanding	12,100,000	12,100,000
Basic and Diluted Loss per Share	$ (0.007)	$ (0.007)

See notes to the financial statements

F-#

LBO CAPITAL CORP.

Statements of Changes in Stockholders Equity

For the Years Ended December 31, 2004 and 2003

	Number of Common Stock Shares	Amount	Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity

Balances at December 31, 2002	12,100,000	$ 1,210	$ 623,094	$(1,921,057)	$ (8,438)	$ (1,305,191)
Unrealized Gain on Available for Sale Securities	-	-	-	-	5,830	5,830
Net Loss for the Year Ended December 31, 2003	-	-	-	(89,114)	-	(89,114)
Balances at December 31, 2003	12,100,000	1,210	623,094	(2,010,171)	(2,608)	(1,388,475)

Unrealized Loss on Available for Sale Securities	-	-	-	-	(1,994)	(1,994)
Net Loss for Year Ended December 31, 2004	-	-	-	(90,664)	-	(90,664)
Balances at December 31, 2004	12,100,000	$ 1,210	$ 623,094	$(2,100,835)	$ (4,602)	$ (1,481,133)

See notes to the financial statements

F-#

LBO CAPITAL CORP.

Statements of cash flows

For the Years Ended December 31, 2004 and 2003

	2004	2003
Operating Activities:
Net Loss	$ (90,664)	$ (89,114)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Changes in Assets and Liabilities:
Increase (Decrease) in:
Accounts Payable	-	171
Interest Payable	88,414	88,043
Total Adjustments	88,415	88,214

Net Cash Used in Operating Activities	(2,250)	(900)

Financing Activities:
Proceeds from Notes Payable	2,250	900
Net Cash Provided by Financing Activities	2,250	900

Net Increase (Decrease) in Cash	-	-

Cash and Cash Equivalents:
Balance of Cash at the beginning of the year	-	-
Balance of Cash at the end of the year	$ -	$ -

Supplemental Disclosures of Cash Flow Information	2004	2003
Cash paid during the year for interest	$ -	$ -

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

Income Taxes

At December 31, 2004, the Company has a net operating loss available for carryforward totaling approximately $1,970,000.  Net operating losses carryforward begin to expire in various amounts starting in year 2005.

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

LBO CAPITAL CORP.

Notes to Financial Statements

Note 2. Marketable Securities

The Company owns 15,341 shares of common stock of Enercorp, Inc., a business development company under the Investment Company Act of 1940, as amended.  Cost basis of these shares was $48,397, and it was written down to $9,205 at December 31, 2000 due to other than temporary decline of their fair value below their cost.  Enercorp is a related party to the Company. At December 31, 2004 and 2003 these shares were valued at $4,602 and $6,597, respectively.

Note 3.   Investments

The Company owns 246,667 common shares of Ajay Sports, Inc., (“Ajay”) a related party.  Cost basis of these shares is $182,000. As a result of recording the Company's equity in net losses of Ajay, the carrying value of this investment is zero at December 31, 2004 and 2003.  The Company also holds 33,333 stock warrants of Ajay, and they entitle the Company to purchase one share of Ajay’s common stock at $1.08 per share.  Ajay is currently in Ch. 7 of bankruptcy proceedings.

On May 17, 2000, the Company received stock in Pro Golf International, Inc., (“PGI”) in exchange for a note receivable held by the Company.  Cost basis of this investment was $321,000.  The Company determined that such investment in PGI has an insignificant value as of December 31, 2004 and 2003, therefore it was written off the books of the Company since 2000. PGI is currently in Ch. 7 of bankruptcy proceedings

Note 4. Notes Payable-Quorum Capital, Inc

The principal balance as of December 31, 2004 and 2003 was $841,126 and $838,877.  Balance of accrued interest on the note was $639,123 and $550,709 at December 31, 2004 and 2003, respectively.  This note accrues interest at 10.50% per annum and is secured by all the assets of the Company.   Quorum Capital, Inc. is held in minority by the Company’s President’s spouse.  This Note was subsequently partially sold and totally converted to Equity (see Note 8).

Note 5. Capital Stock

The Company completed a public offering on March 15, 1988 consisting of 3,000,000 units at $.20 each.  Each unit consisted of one common share, one callable class A common stock purchase warrant, one callable Class B common stock purchase warrant and one callable Class C common stock purchase warrant.  Each Class A warrant entitles the warrant holder to purchase one share of common stock for $.50, each Class B warrant entitles the warrant holder to purchase one share of common stock for $.75, and each Class C common stock purchase warrant entitles the warrant holder to purchase one share of common for $1.00.  The Class A, B and C warrants were originally exercisable within twelve, eighteen and twenty-four months respectively, from February 26, 1988.  All warrants have been extended until July 25, 2008.  As of December 31, 2004, no warrants were exercised.  The Company has the right to call any or all warrants at a redemption price of $.0001 per warrant.

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

Note 7.  Cash Flows Disclosure

No interest or income taxes were paid during the years 2004 and 2003.

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

1.

the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

1.

the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 25, 2008

/s/Majlinda Xhuti.

Chief Financial Officer

F-#