Form 10QSB
period 2006-03-31
LBO CAPITAL CORP
filed 2008-02-26
CIK 753557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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

As of March 31, 2006 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

#

LBO CAPITAL CORP

Balance Sheets

	March 31, 2006 (Unaudited)	December 31, 2005
Assets

Current Assets
Marketable Securities - Available for Sale	$ 6,136	$ 6,136

Total Assets	6,136	6,136

Liabilities and Stockholder's Equity

Current Liabilities
Accounts Payable	702	702
Accrued Expenses	4,785	4,785
Interest payable - Related Party	749,321	727,501
Notes Payable - Related Party	843,384	842,778
Total Current Liabilities	1,598,192	1,575,767

Stockholders' Equity
Common Stock, $.0001 par value; 100,000,000 Shares Authorized ; 12,100,000 shares Issued and Outstanding	1,210	1,210
Additional Paid-in Capital	623,094	623,094
Unrealized Loss on Available for Sale Securities	(3,068)	(3,069)
Accumulated Deficit	(2,213,292)	(2,190,865)

Total Shareholders' Equity (Deficit)	(1,592,056)	(1,569,631)

Total Liabilities & Shareholders' Equity	$ 6,136	$ 6,136

See notes to financial statements

#

LBO CAPITAL CORP.

Statements of Operations (Unaudited)

For the three months ended
	March 31, 2006	March 31, 2005

Revenues	$ -	$ -

General and Administrative Expenses
Stock transfer agent fees	606	300
Total General and Administrative Expenses	606	300

Loss from operations	(606)	(300)

Other Expenses
Interest Expense	(21,820)	(21,777)
Total Other Expense	(21,820)	(21,777)

Net Loss	(22,426)	(22,077)

Weighted Average Number of Common Shares Outstanding	12,100,000	12,100,000
Basic and Diluted Loss per Share	$ (0.002)	$ (0.002)

See notes to financial statements

#

LBO CAPITAL CORP.

Statements of Cash Flows (Unaudited)

For the three months ended
	March 31, 2006	March 31, 2005
Operating Activities:
Net Loss	$ (22,426)	$ (22,077)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Changes in Assets and Liabilities:
Increase in:
Interest Payable	21,820	21,777
Total Adjustments	21,820	21,777
Net Cash Used in Operating Activities	(606)	(300)

Financing Activities:
Proceeds from Notes Payable	606	300
Net Cash Provided by Financing Activities	606	300

Net Increase (Decrease) in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents:
Balance at the beginning of period	-	-
Balance at the end of period	$ -	$ -

Supplemental Disclosures of Cash Flow Information	2006	2005
Cash paid for interest	-	-

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

2.   Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.  These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results or operations and cash flows for the periods and dates presented.  Interim operating results are not necessarily indicative of operating results for the full year.

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

4.   Marketable Securities

The Company's marketable securities available for sale consist of 15,341 shares of common stock of Enercorp, Inc., an affiliate of the Company.  They are recorded at fair market value.  Cost basis was $9,205 at March 31, 2006 and December 31, 2005.  Fair market value on March 31, 2006 and December 31, 2005 was $6,136.

5.   Notes Payable-Quorum Capital, Inc

The principal balance on this note as of March 31, 2006 and December 31, 2005 was $843,384 and $842,779.  Balance of accrued interest on the note was $749,321 and $727,501 at March 31, 2006 and December 31, 2005, respectively.  This note accrues interest at 10.50% per annum and is secured by all the assets of the Company.  Dearborn Wheels, Inc. is held in minority by the Company’s President’s spouse.  This Note was subsequently partially sold and totally converted to Equity (see Note 7).

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

Results of Operations

Net loss for the three-month period ended March 31, 2006 and 2005 was $22,426 and $22,077, respectively.  The only change came from the stock transfer agent fees of $606 for this period compared to fees of $300 for the same period in 2005.

Liquidity and Capital Resources

The Registrant is currently meeting its cash needs from borrowing from a company.  There is no assurance that this will continue in future years.  The Registrant owns 15,341 shares of Enercorp, Inc. common stock.   These shares are carried at their fair market value of $6,136 at March 31, 2006.  These shares could be liquidated to meet cash flow needs if necessary.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Excecutive Officer and Chief Accountant have performed an evaluation of the Company’s disclosure controls and procedures as of March 31, 2006, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are partially effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

During the three-months ended March 31, 2006, the Company did not file on a timely basis, certain of its quarterly Form 10-QSB’s and its 2005 annual Form 10-KSB with the Securities Exchange Commission (SEC) within the required due dates.

Changes in Internal Controls

There have been no other changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

1.

the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

1.

the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 25, 2008

/s/Majlinda Xhuti.

Chief Financial Officer