Form 10KSB
period 2006-12-31
LBO CAPITAL CORP
filed 2008-02-26
CIK 753557

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

December 31, 2006                                                                                                  33-19107

(For the fiscal year ended)                                                                    (Commission File No.)

LBO CAPITAL CORP.

(Exact name of Company as specified in its charter)

Colorado                                                                                                                38-2780733

(State or other jurisdiction of organization)                (I.R.S. Employer Identification Number)

37735 Enterprise Ct, Suite 600-B

Farmington Hills, MI                                           48331

(Address of principal executive offices)       (Zip Code)

Company's telephone number, including area code:

(248) 994-0099

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.0001 Par Value

(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days:       Yes: ___  No:_X__

As of December 31, 2006 a total of 12,100,000 shares of common stock, $.0001 par value, were outstanding and the aggregate market value of the voting stock held by non affiliates of the Company was approximately $1,210 based on the average of the bid and asked prices on that date $.0001 as reported by Pink Sheets Markets.

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

INVESTMENTS

Enercorp, Inc.

The Company owns 15,341 shares of common stock of Enercorp, Inc., a business development company under the Investment Company Act of 1940, as amended.  Cost basis of these shares was $48,397, and it was written down to $9,205 at December 31, 2000 due to other than temporary decline of their fair value below their cost.  Enercorp is a related party to the Company. At December 31, 2006 and 2005 these shares were valued at $6,136.

Ajay Sports, Inc.

The Company owns 246,667 shares of Ajay Sports, Inc. (“Ajay”) and 33,333 warrants which entitle it to purchase one share of Ajay’s common stock at $1.08 per share.  The 246,667 common stock and 33,333 warrants owned by the Company represented 6.7% of the total shares of Ajay’s common stock outstanding as of December 31, 2006.

Ajay was in the business of franchising of golf retail stores and manufacturing of sporting goods.  Currently Ajay is in Chapter 7 of bankruptcy proceedings.  Investment in Ajay is not shown in the books of the Company due to 100% impairment of its cost basis.

ProGolf International, Inc

The Company owns 53,500 shares of ProGolf International, Inc (“PGI”).  Cost basis of such shares was $321,000, and it is 100% impaired. Therefore, it is not presented on the books of the Company as of December 31, 2006.  PGI is currently in Chapter 7 bankruptcy proceedings.

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

Employees

As of December 31, 2006, the Company had no employees.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's shareholders during the year ended December 31, 2006.

The Company is holding the annual shareholders meeting on March 14, 2008.  The following Proposals will be submitted for a vote to the shareholders:

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

As of December 31, 2006, the number of record holders of the Company's Common Stock was 271.  This figure excludes an undetermined number of shareholders whose shares are held in "street" or "nominee" name.

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

ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital Resources

Working capital decreased of $89,924 for the year ended December 31, 2006 compared to December 31, 2005.  This was mainly caused by an increase in accrued interest payable on the note payable to Dearborn Wheels.

The Company was not involved in any business operations during the twelve months following the close of the year 2005.  The Company did not have any cash activities during such period.  The Company has been relying upon the related parties in order for it to pay the necessary expenses, such as stock transfer agent fees, accounting fees related to the public filings etc.

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

During the years ended December 31, 2006 and 2005 the Company did not file on a timely basis,  its quarterly reports on Form 10-QSB and its 2006 and 2005 annual reports on Form 10-KSB with the Securities Exchange Commission (SEC) within the required due dates.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2006 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Based solely upon a review of the copies of the reports received by the Company during the year ended December 31, 2006, and written representations of the persons required to file said reports, the Company believes that such reports were not filed on a timely basis.  The Company is in the process of taking corrective actions in order to assure compliance with Section 16(a) of the Act.

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

Stock Option and Stock Appreciation Rights Plans.

None

Other Compensation.

No other compensation having a value of the lesser of $100,000 or ten percent of the compensation reported in the table in paragraph (a) (1) of this Item was paid or distributed to any of the executive officers, individually or as a group, during the years ended December 31, 2006 or 2002.

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

None

Termination of Employment and Change of Control Arrangement.

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains information as of December 31, 2006 with respect to beneficial ownership of the Company's Common stock by each person known by the Company to be the beneficial owner of more than five percent thereof, by the executive officers and directors of the Company and by all executive officers and directors of the Company as a group:

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

(1)       Without giving effect to the exercise of outstanding public warrants except as noted in footnote 3 below.

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

#

Certain Business Relationships.

None

PART IV

ITEM 13.   EXHIBITS

The following documents are filed as a part of this report Form 10-KSB immediately following the signature page.

(1) Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2006 and 2005	F-2
Statements of Operations for each of the years in the two-year period ended December 31, 2006	F-3
Statements of Changes in Stockholders' Equity for each of the years in the two-year period ended December 31, 2006	F-4
Statements of Cash Flows for each of the years in the two-year period ended December 31, 2006	F-5
Notes to Financial Statements	F-6-F9
(2) Certifications pursuant to 18 USC, Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002.	F10-F13
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

LBO CAPITAL CORP.

(Company)

By: /s/ Thomas W. Itin

            President and CEO

Date:    February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated,

on February 26, 2008.

Signature:   /s/ Thomas W. Itin

                    Chairman of the Board of Directors

                    President, CEO

Signature:  /s/ Shirley B. Itin

                  Secretary, Director

Signature: /s/ Salvatore Parlatore

                   Director

Signature: /s/ Majlinda Xhuti

                     CFO

#

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

LBO Capital Corp.

We have audited the accompanying consolidated balance sheet of LBO Capital Corp. as of December 31, 2006, and the related statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LBO Capital Corp. as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Southfield, Michigan

February 22, 2008

F-#

LBO CAPITAL CORP.

Balance Sheets

	December 31, 2006	December 31, 2005
Assets

Current Assets
Marketable Securities - Available for Sale	$ 6,136	$ 6,136
Total Assets	6,136	6,136

Liabilities and Stockholder's Equity

Current Liabilities
Accounts Payable	702	702
Accrued Expenses	4,785	4,785
Interest Payable - Related Party	816,069	727,501
Notes Payable - Related Party	844,134	842,778
Total Current Liabilities	1,665,690	1,575,766

Stockholders' Equity
Common Stock, $.0001 par value; 100,000,000 Shares Authorized ; 12,100,000 shares Issued and Outstanding	1,210	1,210
Additional Paid-in Capital	623,094	623,094
Unrealized Gain (Loss) on Available for Sale Securities	(3,069)	(3,069)
Accumulated Deficit	(2,280,789)	(2,190,865)

Total Shareholders' Equity	(1,659,554)	(1,569,630)

Total Liabilities & Shareholders' Equity	$ 6,136	$ 6,136

See notes to the financial statements

F-#

LBO CAPITAL CORP.

Statements of Operations

For the Years Ended December 31

	For the years ended December 31,
	2006	2005

Revenues	$ -	$ -

General and Administrative Expenses
Legal and Professional Expense	1,356	1,652
Total General and Administrative Expenses	1,356	1,652

Loss from operations	(1,356)	(1,652)

Other Expenses
Interest Expense	(88,568)	(88,378)
Total Other Expense	(88,568)	(88,378)

Net Loss	(89,924)	(90,030)

Weighted Average Number of Common Shares Outstanding	12,100,000	12,100,000
Basic and Diluted Loss per Share	$ (0.007)	$ (0.007)

See notes to the financial statements

F-#

LBO CAPITAL CORP.

Statements of Changes in Stockholders Equity

For the Years Ended December 31, 2006 and 2005

	Number of Common Stock Shares	Amount	Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity

Balances at December 31, 2004	12,100,000	$ 1,210	$ 623,094	$ (2,100,835)	$ (4,602)	$ (1,481,133)
Unrealized Loss on Available for Sale Securities	-	-	-	-	1,533	1,533
Net Loss for the Year Ended December 31, 2005	-	-	-	(90,030)	-	(90,030)
Balances at December 31, 2005	12,100,000	1,210	623,094	(2,190,865)	(3,069)	(1,569,630)

Unrealized Loss on Available for Sale Securities	-	-	-	-	-	0
Net Loss for Year Ended December 31, 2006	-	-	-	(89,924)	-	(89,924)
Balances at December 31, 2006	12,100,000	$ 1,210	$ 623,094	$ (2,280,789)	$ (3,069)	$ (1,659,554)

See notes to the financial statements

F-#

LBO CAPITAL CORP.

Statements of cash flows

For the Years Ended December 31, 2006 and 2005

	For the years ended December 31
	2006	2005
Operating Activities:
Net Loss	$ (89,924)	$ (90,030)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Changes in Assets and Liabilities:
Increase (Decrease) in:
Interest Payable	88,568	88,378
Total Adjustments	88,568	88,378

Net Cash Used in Operating Activities	(1,356)	(1,653)

Financing Activities:
Proceeds from Notes Payable	1,356	1,652
Net Cash Provided by Financing Activities	1,356	1,652

Net Increase (Decrease) in Cash	-	-

Cash and Cash Equivalents:
Balance of Cash at the beginning of period	-	-
Balance of Cash at the end of period	$ -	$ -

Supplemental Disclosures of Cash Flow Information	2006	2005
Cash paid during the year for interest	$ -	$ -

See notes to the financial statements

LBO CAPITAL CORP.

Notes to Financial Statements

Note 1. Summary of Significant Accounting Policies

Organization and Business

LBO Capital Corp. (the "Company") was incorporated on October 8, 1987 under the laws of the State of Colorado.  The Company is engaged in evaluating and investing in other companies.  The Company is not in good standing in the state of incorporation, Colorado. The Company was administratively dissolved in the state of Colorado, on August 1, 2002 for failure to file the annual reports on a timely basis.  Under the State of Colorado law, shareholder approval is required for reinstatement of the Company’s articles of incorporation.  Proposal related to reinstatement of the Company’s status in Colorado is included in the Proxy Statement that will be sent to the shareholders for a vote by the end of February 2008.Currently the Company is not involved in any business operations.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less cash equivalents.

Income Taxes

At December 31, 2006, the Company has a net operating loss available for carryforward totaling approximately $2,150,000.  Net operating losses carryforward begin to expire in various amounts starting in year 2005.

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

LBO CAPITAL CORP.

Notes to Financial Statements

Note 2. Marketable Securities

The Company owns 15,341 shares of common stock of Enercorp, Inc., a business development company under the Investment Company Act of 1940, as amended.  Cost basis of these shares was $48,397, and it was written down to $9,205 at December 31, 2000 due to other than temporary decline of their fair value below their cost.  Enercorp is a related party to the Company. At December 31, 2006 and 2005 these shares were valued at $6,136.

Note 3.   Investments

The Company owns 246,667 common shares of Ajay Sports, Inc., (“Ajay”) a related party.  Cost basis of these shares is $182,000. As a result of recording the Company's equity in net losses of Ajay, the carrying value of this investment is zero at December 31, 2006 and 2005.  The Company also holds 33,333 stock warrants of Ajay, and they entitle the Company to purchase one share of Ajay’s common stock at $1.08 per share.  Ajay is currently in Ch. 7 of bankruptcy proceedings.

On May 17, 2000, the Company received stock in Pro Golf International, Inc., (“PGI”) in exchange for a note receivable held by the Company.  Cost basis of this investment was $321,000.  The Company determined that such investment in PGI has an insignificant value as of December 31, 2006 and 2005.  PGI is currently in Ch. 7 of bankruptcy proceedings

Note 4. Notes Payable-Quorum Capital, Inc

The principal balance as of December 31, 2006 and 2005 was $844,134 and $842,779.  Balance of accrued interest on the note was $816,070 and $727,501 at December 31, 2006 and 2005, respectively.  This note accrues interest at 10.50% per annum and is secured by all the assets of the Company.   Quorum Capital, Inc. is held in minority by the Company’s President’s spouse. This Note was subsequently partially sold and converted to Equity (see Note 8).

Note 5. Capital Stock

The Company completed a public offering on March 15, 1988 consisting of 3,000,000 units at $.20 each.  Each unit consisted of one common share, one callable class A common stock purchase warrant, one callable Class B common stock purchase warrant and one callable Class C common stock purchase warrant.  Each Class A warrant entitles the warrant holder to purchase one share of common stock for $.50, each Class B warrant entitles the warrant holder to purchase one share of common stock for $.75, and each Class C common stock purchase warrant entitles the warrant holder to purchase one share of common for $1.00.  The Class A, B and C warrants were originally exercisable within twelve, eighteen and twenty-four months respectively, from February 26, 1988.  All warrants have been extended until July 25, 2008.  As of December 31, 2006, no warrants were exercised.  The Company has the right to call any or all warrants at a redemption price of $.0001 per warrant.

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

Note 7.  Cash Flows Disclosure

No interest or income taxes were paid during the years 2006 and 2005.

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

Date: February 26, 2008

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

Date: February 26, 2008

/s/ Majlinda Xhuti
Chief Financial Officer

SECTION 1350 CERTIFICATION OF CEO

      I, Thomas W. Itin, Chief Executive Officer of LBO Capital Corp. (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 26, 2008

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

1.

the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 26, 2008

/s/Majlinda Xhuti.

Chief Financial Officer

F-#