Form 10QSB
period 2007-09-30
LBO CAPITAL CORP
filed 2008-02-26
CIK 753557

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

As of September 30, 2007 a total of 12,100,000 shares, $.0001 par value common stock, were issued and outstanding.

LBO CAPITAL CORP

Balance Sheets

	September 30, 2007 (Unaudited)	December 31, 2006
Assets

Current Assets
Marketable Securities - Available for Sale	$ 1,227	$ 6,136

Total Assets	1,227	6,136

Liabilities and Stockholder's Equity

Current Liabilities
Accounts Payable	702	702
Accrued Expenses	4,785	4,785
Interest payable - Related Party	882,363	816,069
Notes Payable - Related Party	844,134	844,134
Total Current Liabilities	1,731,984	1,665,690

Stockholders' Equity
Common Stock, $.0001 par value; 100,000,000 Shares Authorized ; 12,100,000 shares Issued and Outstanding	1,210	1,210
Additional Paid-in Capital	623,094	623,094
Unrealized Loss on Available for Sale Securities	(7,978)	(3,069)
Accumulated Deficit	(2,347,083)	(2,280,789)

Total Shareholders' Equity (Deficit)	(1,730,757)	(1,659,554)

Total Liabilities & Shareholders' Equity	$ 1,227	$ 6,136

See notes to financial statements

LBO CAPITAL CORP.

Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Revenues	$ -	$ -	$ -	$ -
	-	-	-	-
General and Administrative Expenses
Professional Expense	-	450	-	1,356
Total General and Administrative Expenses	-	450	-	1,356

Loss from operations	-	(450)	-	(1,356)

Other Expenses
Interest Expense	(22,324)	(22,329)	(66,294)	(66,227)
Total Other Expense	(22,324)	(22,329)	(66, 294)	(66,227)

Net Loss	(22,324)	(22,779)	(66,294)	(67,583)

Weighted Average Number of Common Shares Outstanding	12,100,000	12,100,000	12,100,000	12,100,000
Basic and Diluted Loss per Share	$ (0.002)	$ (0.002)	$ (0.005)	$ (0.006)

See notes to financial statements

LBO CAPITAL CORP.

Statements of Cash Flows (Unaudited)

For the nine months ended
	September 30, 2007	September 30, 2006
Operating Activities:
Net Loss	$ (66,294)	$ (67,583)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Changes in Assets and Liabilities:
Increase in:
Interest Payable	66,294	66,227
Total Adjustments	66,294	66,227

Net Cash Used in Operating Activities	-	(1,356)

Financing Activities:
Proceeds from Notes Payable	-	1,356
Net Cash Provided by Financing Activities	-	1,356

Net Increase (Decrease) in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents:
Balance at the beginning of period	-	-
Balance at the end of period	$ -	$ -

Supplemental Disclosures of Cash Flow Information	2007	2006
Cash paid for interest	-	-

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

4.   Marketable Securities

The Company's marketable securities available for sale consist of 15,341 shares of common stock of Enercorp, Inc., an affiliate of the Company.  They are recorded at fair market value.  Cost basis was $9,205 at September 30, 2007 and December 31, 2006.  Fair market value on September 30, 2007 and December 31, 2005 was $1,227 and $6,136, respectively.

5.   Notes Payable-Quroum Capital, Inc

The principal balance as of September 30, 2007 and December 31, 2006 was $844,134.  Balance of accrued interest on the note was $882,363 and $816,070 at September 30, 2007 and December 31, 2006, respectively.  This note accrues interest at 10.50% per annum and is secured by all the assets of the Company.  Quorum Capital, Inc. is held in minority by the Company’s President’s spouse.  This Note was subsequently partially sold and totally converted to Equity (see Note 7).

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

Results of Operations-Three months ended September 30, 2007

Net loss decreased by $455 in the three-month period ended September 30, 2007 compared to the three months ended September 30, 2006.  This was mainly due to lack of professional fees for 2007.

Results of Operations-Nine months ended September 30, 2007

Registrant's operations for the nine months ended September 30, 2007 resulted in a loss of $ 66, 294 compared to $67,583 for the nine months ended September 30, 2006.  The change is mainly due to lack of professional fees for 2007.

Liquidity and Capital Resources

The Registrant is currently meeting its cash needs from borrowing from a company. There is no assurance that this will continue in future years.  The Registrant owns 15,341 shares of Enercorp, Inc. common stock. These shares are carried at their fair market value of 6,136 at September 30, 2007.  These shares could be liquidated to meet cash flow needs if necessary.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Excecutive Officer and Chief Accountant have performed an evaluation of the Company’s disclosure controls and procedures as of September 30, 2007, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are partially effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

During the nine-months ended September 30, 2007, the Company did not file on a timely basis, certain of its quarterly Form 10-QSB’s and its 2006 annual Form 10-KSB with the Securities Exchange Commission (SEC) within the required due dates.

Changes in Internal Controls

There have been no other changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

1.

the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

1.

the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 25, 2008

/s/Majlinda Xhuti.

Chief Financial Officer