Form 10KSB
period 2007-12-31
LBO CAPITAL CORP
filed 2008-04-10
CIK 753557

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

December 31, 2007                                                                                                  33-19107

(For the fiscal year ended)                                                                    (Commission File No.)

LBO CAPITAL CORP.

(Exact name of Company as specified in its charter)

Colorado                                                                                                                38-2780733

(State or other jurisdiction of organization)                (I.R.S. Employer Identification Number)

37735 Enterprise Ct, Suite 600-B

Farmington Hills, MI                                           48331

(Address of principal executive offices)       (Zip Code)

Company's telephone number, including area code:

(248) 994-0099

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.0001 Par Value

(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days:       Yes: _X__  No:___

As of December 31, 2007 a total of 16,100,000 shares of common stock, $.0001 par value, were outstanding and the aggregate market value of the voting stock held by non affiliates of the Company was approximately $1,210 based on the average of the bid and asked prices on that date $.0001 as reported by Pink Sheets Markets.

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

INVESTMENTS

Enercorp, Inc.

The Company owns 15,341 shares of common stock of Enercorp, Inc., a business development company under the Investment Company Act of 1940, as amended.  Cost basis of these shares is $9,205. Enercorp is a related party to the Company. At December 31, 2007 and 2006 these shares were valued at $767 and $6,136, respectively.

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

Employees

As of December 31, 2007, the Company had no employees.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held the annual shareholders meeting on April 3, 2008.  The following Proposals were voted and approved by a majority of the shareholders:

1.

 to ratify the election of the new Directors to serve until the next Annual Meeting of Shareholders and until their successors have been elected and qualified.

2.

to ratify the appointment by the Board of Directors of UHY LLP as the independent registered public accounting firm of the Company for the years ended December 31, 2001 through 2007. The fees paid to the independent registered auditors for the years ended December 31, 2001-2007 are disclosed in the accompanied Proxy Statement in the section “Proposal Number Two”.

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

Prices for the Common Stock have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau since March 15, 1988.  There were no trades during the years 2007 and 2006.

As of December 31, 2007, the number of record holders of the Company's Common Stock was 271.  This figure excludes an undetermined number of shareholders whose shares are held in "street" or "nominee" name.

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

ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital Resources

Working capital increased by $1,660,321 for the year ended December 31, 2007 compared to December 31, 2006.  This was mainly caused by the extinguishments of all debts that existed as of December 31, 2007.

The Company was not involved in any business operations during the year ended December 31, 2007.

On April 3, 2008, the Company conducted the annual shareholders meeting in which seven proposals were submitted for a vote, and all these proposals were approved by the majority of the vote of the shareholders.  (See Item 4.)

Management is in the process of affecting the 1 for 8 reverse split and the merger into LBO Capital Corp. of the common stock of 87% of Global Tech International, Inc., a Delaware  corporation,  and 86% of Advanced Digital Components, Inc., a Delaware corporation, which are subsidiaries of Longborough Capital, PLC,  a public company in the United Kingdom. Closing of these transactions is expected to occur in the next few days following the filing of this Form 10-KSB.

The changes described above will ensure that the Company will have sufficient liquidity resources for the rest of the year 2008.  Several agreements with interested parties are being negotiated and it expected that the Company will continue to support the research and development projects undertaken by its two newly acquired subsidiaries.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required to be furnished hereunder are attached hereto under Item 13 named Exhibits.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 8.A     Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chairman and Chief Executive Officer (CEO) and our Vice Chairman and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2007. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2007. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, we identified the following material weaknesses:  During the years ended December 31, 2007 and 2006 the Company did not file on a timely basis its reports on Form 10-QSB  and 10 KSB with the Securities Exchange Commission (SEC) within the required due dates.

In addition, there were several post audit adjustments for the year ended December 31, 2007.  This is considered a deficiency in internal control related to accounting policies and procedures.  .

Remediation and Changes in Internal Controls

Management is in the process of correcting the above deficiencies by taking the following steps:

Management has filed with the SEC all of the Company’s past due filings.  Expected improvement of cash flow will ensure that the audits and reviews be completed on a timely basis, in order for management to file the reports by the due dates imposed by the SEC rules.

Management will review in advance all the material journal entries, conducting the necessary research in accounting and SEC rules, and consulting with the auditors in advance about specific transactions and journal entries which are considered to have a material impact in the financial statements of the Company

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2007 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Accountant, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Chief Accountant have concluded that, to their knowledge on the basis of that evaluation, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.  There has been no other changes in the Company’s internal control over financial reporting, other than the changes described above, that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Shirley Itin                                     71                  Secretary, Director                                          From

37735 Enterprise Ct, 600-B                                 and Treasurer                                    July 15, 2003-to

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

Audit committee financial expert.

The Company’s Board of Directors has determined that it has at least one audit committee financial expert serving on its committee. Mr. Parlatore Salvatore is determined to be one of these experts. He is deemed to be an independent director.

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

Based solely upon a review of the copies of the reports received by the Company during the year ended December 31, 2007, and written representations of the persons required to file said reports, the Company believes that such reports were not filed on a timely basis.  The Company is in the process of taking corrective actions in order to assure compliance with Section 16(a) of the Act.

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

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•

Accountability for adherence to the code

•

•

ITEM 10.   EXECUTIVE COMPENSATION

Cash Compensation.

The Company paid no cash compensation to its directors or officers, during the years 2007 and 2006.

Incentive Stock Option Plan

None

Pension Table.

The Company has no defined benefit and actuarial plan providing for payments to employees upon retirement.

Alternative Pension Plan Disclosure.

The Company has no defined benefit or actuarial plan providing for payments to employees upon retirement.

Stock Option and Stock Appreciation Rights Plans.

None

Other Compensation.

No other compensation having a value of the lesser of $100,000 or ten percent of the compensation reported in the table in paragraph (a) (1) of this Item was paid or distributed to any of the executive officers, individually or as a group, during the years ended December 31, 2007 or 2006.

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

None

Termination of Employment and Change of Control Arrangement.

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains information as of December 31, 2007 with respect to beneficial ownership of the Company's Common stock by each person known by the Company to be the beneficial owner of more than five percent thereof, by the executive officers and directors of the Company and by all executive officers and directors of the Company as a group:

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

Certain Business Relationships.

None

PART IV

ITEM 13.   EXHIBITS

The following documents are filed as a part of this report Form 10-KSB immediately following the signature page.

(1) Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2007 and 2006	F-2
Statements of Operations for each of the years in the two-year period ended December 31, 2007	F-3
Statements of Changes in Stockholders' Equity for each of the years in the two-year period ended December 31, 2007	F-4
Statements of Cash Flows for each of the years in the two-year period ended December 31, 2007	F-5
Notes to Financial Statements	F-6-F9
(2) Certifications pursuant to 18 USC, Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002.	F10-F13
(3) Exhibits:
3.1* Articles of Incorporation
3.2* Bylaws

*Incorporated by reference from the Company's Registration Statement on Form S-18, and effective December 16, 1987

Item 14     Principal Accountant Fees and Services

 None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LBO CAPITAL CORP.

(Company)

By: /s/ Thomas W. Itin

            President and CEO

Date:    April 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated,

on April 10, 2008.

Signature:   /s/ Thomas W. Itin

                    Chairman of the Board of Directors

                    President, CEO

Signature: /s/ Salvatore Parlatore

                   Director

Signature: /s/ Majlinda Xhuti

                     CFO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

LBO Capital Corp.

We have audited the accompanying balance sheets of LBO Capital Corp. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LBO Capital Corp. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes.

/s/ UHY LLP

Southfield, Michigan

April 10, 2008

LBO CAPITAL CORP.

Balance Sheets

	December 31, 2007	December 31, 2006
Assets

Current Assets
Marketable Securities - Available for Sale	$ 767	$ 6,136
Total Assets	767	6,136

Liabilities and Stockholder's Equity

Current Liabilities
Accounts Payable	-	702
Accrued Expenses	-	4,785
Interest payable - Related Party	-	816,069
Notes Payable - Related Party	-	844,134
Total Current Liabilities	-	1,665,690

Stockholders' Equity
Common Stock, $.0001 par value; 100,000,000 Shares Authorized ; 2,012,500 and 1,512,500 shares Issued and Outstanding at December 31, 2007 and 2006, respectively	201	151
Additional Paid-in Capital	2,372,939	624,153
Unrealized Loss on Available for Sale Securities	(8,438)	(3,069)
Accumulated Deficit	(2,363,935)	(2,280,789)

Total Shareholders' Equity (Deficit)	767	(1,659,554)

Total Liabilities & Shareholders' Equity	$ 767	$ 6,136

See notes to the financial statements

LBO CAPITAL CORP.

Statements of Operations

	For the years ended December 31,
	2007	2006

Revenues	$ -	$ -

General and Administrative Expenses
Legal and Professional Expense	-	1,356
Total General and Administrative Expenses	-	1,356

Loss from operations	-	(1,356)

Other Income (Expenses)
Income from extinguishment of debt	5,487	-
Interest Expense	(88,634)	(88,568)
Total Other Income (Expense)	(83,147)	(88,568)

Net Loss	(83,147)	(89,924)

Weighted Average Number of Common Shares Outstanding	1,513,870	1,512,500
Basic and Diluted Loss per Share	$ (0.05)	$ (0.06)

See notes to the financial statements

LBO CAPITAL CORP.

Statements of Changes in Stockholders Equity

For the Years Ended December 31, 2007 and 2006

	Number of Common Stock Shares	Amount	Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders' Equity (Deficit)

Balances at December 31, 2005	1,512,500	$ 151	$ 624,153	$ (2,190,865)	$ (3,069)	$ (1,569,630)

Net Loss	-	-	-	(89,924)	-	(89,924)
Balances at December 31, 2006	1,512,500	151	624,153	(2,280,789)	(3,069)	(1,659,554)

Issuance of 4 million shares of common stock	4,000,000	400	843,734	-	-	844,134
Effect of 1 for 8 reverse stock split on common
stock issued during 2007	(3,500,000)	(350)	350			-
Extinguishment of related party debt	-	-	904,702	-	-	904,702
Unrealized Loss on Available for Sale Securities	-	-	-	-	(5,368)	(5,368)
Net Loss	-	-	-	(83,147)	-	(83,147)
Balances at December 31, 2007	2,012,500	$ 201	$ 2,372,939	$ (2,363,936)	$ (8,437)	$ 767

See notes to the financial statements

LBO CAPITAL CORP.

Statements of cash flows

For the Years Ended December 31, 2007 and 2006

	For the years ended December 31
	2007	2006
Operating Activities:
Net Loss	$ (83,147)	$ (89,924)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Changes in Assets and Liabilities:
Increase (Decrease) in:
Interest Payable	88,633	89,924
Accounts payable and accrued expenses	(5,486)	-
Total Adjustments	83,147	-

Net Cash Used for Operations	-	-

Net Decrease in Cash	-	-

Cash and Cash Equivalents:
Balance of Cash at the beginning of period	-	-
Balance of Cash at the end of period	$ -	$ -

Supplemental Disclosures of Cash Flow Information	2007	2006
Cash paid during the year for interest	$ -	$ -
Increase in Paid in Capital due to Extinguishments of debts	904,702	-
Issuance of 4 million shares of common stock, par value $0.0001	844,134	-

See notes to the financial statements

LBO CAPITAL CORP.

Notes to Financial Statements

Note 1. Summary of Significant Accounting Policies

Organization and Business

LBO Capital Corp. (the "Company") was incorporated on October 8, 1987 under the laws of the State of Colorado.  The Company is engaged in evaluating and investing in other companies.  The Company is not in good standing in the state of incorporation, Colorado. The Company was administratively dissolved in the state of Colorado, on August 1, 2002 for failure to file the annual reports on a timely basis.  Under the State of Colorado law, shareholder approval is required for reinstatement of the Company’s articles of incorporation.  Proposal related to reinstatement of the Company’s status in Colorado will be voted in the annual meeting to be held on April 3, 2008.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less cash equivalents.

Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits.   As of December 31, 2007, the Company had no unrecognized tax benefits due to uncertain tax positions.

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

Recent Accounting Pronouncements

 The following are new accounting standards and interpretations that may be applicable in the future to the Company:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 does not require any new fair value measurements; however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008.  The implementation of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132R.”  This Statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position with limited exceptions.  The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006.  This pronouncement does not currently apply to the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.

This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This Statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157. The implementation of SFAS No. 159 is not expected to have a material impact on the Company’s results of operations and financial condition.

Note 2. Marketable Securities

The Company owns 15,341 shares of common stock of Enercorp, Inc., a business development company under the Investment Company Act of 1940, as amended.  Cost basis of these shares is $9,205.  Enercorp is a related party to the Company. At December 31, 2007 and 2006 these shares were valued at $767 and $6,136, respectively.

Note 3.  Extinguishment of accounts payable and accrued expenses

Accounts payable and accrued expenses were written off effective December 31, 2007.  The Company believes that such payables have no fair value at December 31, 2007, due to the creditors’ bankruptcy status.  Total amount of write off is $5,487.

Note 4. Extinguishment of Notes Payable

Note Purchase Agreement.

Effective December 31, 2007, Quorum Capital, Inc., the major creditor in the Company, assigned $337,654 of note receivable and $904,702 of interest receivable from the Company, to American Plastics Processing Products Inc (“AP3”).

Conversion of the Notes to Equity

Effective December 31, 2007, AP3 agreed to convert $337,654 of note receivable and $904,702 of interest receivable from the Company into 1,600,000 newly issued shares of Company’s common stock and 8,000,000 warrants to purchase shares of common stock of the Company at $0.01 per share.

Also, effective December 31, 2007, Quorum Capital, Inc agreed to convert $506,481 of remaining note receivable from the Company into 2,400,000 newly issued common shares of Company’s stock and  8,000,000 warrants to purchase shares of common stock of the Company at $0.01 per share.

After the conversion of debt to equity, there are a total of 16,100,000 issued and outstanding shares of common stock of the company, as of December 31, 2007.

Issuance of New Warrants

Effective December 31, 2007, the Board of Directors approved the issuance of 16 million Class E Warrants to Quorum Capital, Inc and American Plastics Processing Products, Inc. along with the shares of stock discussed above “Conversioin of the Notes to Equity” as an incentive to convert its debt.  The warrants expire on December 31, 2012.  Each warrant Class E entitles the holder to purchase one share of common stock of the Company at $0.01 per share. The Company’s common stock had a fair market value of $0 as of the grant date.  Based on the valuation model (Black Scholes) used by the Company these warrants had no intrinsic value upon issuance, thus no amount was allocated to them.

Note 5. Capital Stock

The Company issued 4,000,000 shares of common stock at par value $0.0001, on December 31, 2007.  These shares were issued to two major creditors of the Company, Quorum Capital, Inc., and American Plastics Processing Products, Inc in exchange for the extinguishments of the notes and interest payable.

The Company completed a public offering on March 15, 1988 consisting of 3,000,000 units at $.20 each.  Each unit consisted of one common share, one callable class A common stock purchase warrant, one callable Class B common stock purchase warrant and one callable Class C common stock purchase warrant.  Each Class A warrant entitles the warrant holder to purchase one share of common stock for $.50, each Class B warrant entitles the warrant holder to purchase one share of common stock for $.75, and each Class C common stock purchase warrant entitles the warrant holder to purchase one share of common for $1.00.  The Class A, B and C warrants were originally exercisable within twelve, eighteen and twenty-four months respectively, from February 26, 1988.  All warrants have been extended until July 25, 2008.  As of December 31, 2007, no warrants were exercised.  The Company has the right to call any or all warrants at a redemption price of $.0001 per warrant.

The Company granted to its directors a total of 1,300,000 warrants, expiring December 4, 2002 and extended in the subsequent years until December 4, 2008.  Each warrant enables the owner to purchase one share of common stock for $.04 per share.  This extension was effectively a new issuance of warrants.  The Company’s common stock had a fair market value of $0.0001 as of the extension date.  Based on the valuation model (Black Scholes) used by the Company these warrants had no intrinsic value upon issuance, thus no amount was allocated to them.

 NOTE 6 - INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the years ended December 31:

	2007	2006
Income taxes at the statutory rate	$ -	($30,574)
Valuation allowance	-	30,574
Total income taxes	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The Company has a net operating loss carry forward of approximately $1,329,000.

The Company may offset net operating loss carry forwards against future taxable income through the year 2026. No tax benefit has been reported in the financial statements as the utilization of the tax benefits related to the carry-forward is not assured.  Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by valuation allowance of the same amount.  These carryforwards begin to expire in 2008.

Note 7.  Entry into a Definitive Agreement

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

A 1 for 8 reverse split of common shares issued and outstanding was approved by shareholders on April 3, 2008.  Total number of after split issued and outstanding shares will be 2,012,500.  The effect of this stock split has been reflected in the balance sheets and calculation of earnings per share for all periods presented in these financial statements. Following the reverse split, the Company is issuing 18,000,000 post-split “new” shares of common stock to acquire 87% of ADCI and 86% of GTI.   Closing of the transaction is planned to occur in in the next few days following the filing of this Form -10KSB.

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

/ s / Majlinda Xhuti
Chief Financial Officer

SECTION 1350 CERTIFICATION OF CEO

      I, Thomas W. Itin, Chief Executive Officer of LBO Capital Corp. (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

1.

the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 26, 2008

/s/Majlinda Xhuti.

Chief Financial Officer