Form 10-Q
period 2008-03-31
LBO CAPITAL CORP
filed 2008-05-21
CIK 753557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

23399 Commerce Dr. Suite B

Farmington Hills, MI 48335

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

Yes X           No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act)

Large accelerated filer    ___                                            Accelerated filer ____

Non –accelerated filer    ___                                            Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)        Yes         No X

As of March 31, 2008 a total of 16,100,000 shares, $.0001 par value common stock, were issued and outstanding before the 1-for-8 reverse split, which became effective on May 7, 2008.  Financial statements reflect the effect of the 1-for- 8 reverse split as required by GAAP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LBO CAPITAL CORP.

Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007
Assets

Current Assets
Marketable securities - available for sale	$ 767	$ 767
Prepaid expenses	5,000	-
Accounts receivable - affiliate	6,930	-
Total Assets	12,697	767

Liabilities and Stockholder's Equity

Current Liabilities
Accounts payable	5,000	-
Total Current Liabilities	5,000	-

Stockholders' Equity
Common Stock, $.0001 par value, 100,000,000 shares authorized, 2,012,500 shares issued and outstanding	201	201
Additional Paid-in Capital	2,392,939	2,372,939
Unrealized loss on available for sale securities	(8,438)	(8,438)
Accumulated deficit	(2,377,005)	(2,363,935)

Total Shareholders' Equity	7,697	767

Total Liabilities & Shareholders' Equity	$ 12,697	$ 767

See notes to unaudited financial statements

LBO CAPITAL CORP.

Statements of Operations

(Unaudited)

For the three months ended
	March 31, 2008	March 31, 2007

Revenues	$ -	$ -
	-	-
General and administrative expenses
Accounting expense	10,000	-
Stock transfer agent fees	3,050	-
Miscellaneous expense	20	-
Total general and administrative expenses	13,070	-

Loss from operations	(13,070)	-

Other expenses
Interest expense	-	(21,855)
Total other expenses	-	(21,855)

Net loss	(13,070)	(21,855)

Weighted average number of common shares outstanding	2,015,500	1,512,500
Basic and diluted loss per share	$ (0.006)	$ (0.014)

See notes to unaudited financial statements

LBO CAPITAL CORP.

Statements of Cash Flows

(Unaudited)

For the three months ended
	March 31, 2008	March 31, 2007
Operating activities:
Net loss	$ (13,070)	$ (21,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase (Decrease) in:
Prepaid expenses	(5,000)	-
Accounts receivable - affiliate	(6,930)	-
Accounts payable	5,000
Interest payable	-	21,855
Total adjustments	(6,930)	21,855
Net cash used in operating activities	(20,000)	-

Financing activities
Capital contributions	20,000	-
Net cash provided by financing activities	20,000	-
Net decrease in cash	(20,000)	-
Cash and cash equivalents:
Balance of cash at the beginning of period	-	-
Balance of cash at the end of period	$ -	$ -

Supplemental disclosures of cash flow information	2008	2007
Cash paid for interest	-	-

See notes to unaudited financial statements

LBO Capital Corp

Notes to unaudited financial statements

1.  Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission.  These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results or operations and cash flows for the periods and dates presented.  Interim operating results are not necessarily indicative of operating results for the full year.

This report contains forward-looking statements including statements containing words such as “believes”, “anticipates”, “expects” and the like.  All statements other than statements of historical fact included in this report are forward-looking statements.  The Company believes that its expectations reflected in its forward-looking statements are reasonable, but it can give no assurance that the expectations ultimately will prove to be correct.  Important factors including, without limitation, statements relating to planned acquisitions, the financial condition of the Company, integration of businesses the Company has acquired, a change in the Company’s relationships with its bank lenders and/or unsecured lenders, could cause the Company’s actual results to differ materially from those anticipated in these forward-looking statements.  The Company does not intend to update the forward-looking statements contained in this report.

2.  The Company

LBO Capital Corp. (the "Company") was incorporated on October 8, 1987.  Per the agreement dated December 28, 2007, the Company acquired 87% of the common stock of Global Tech International, Inc and 86% of the common stock of Advanced Digital Components, Inc Delaware corporations and subsidiaries of Longborough Capital PLC, a UK registered company. In exchange for these acquisitions, the Company will deliver 18,000,000 newly issued “post split” shares of common stock to Longborough as soon as the audits of its two subsidiaries are completed for the fiscal year ended January 31, 2008.  This transaction is in the closing process.

The Company effected a 1 for 8 reverse split of its issued and outstanding common shares on May 7, 2008. Total number of shares issued and outstanding as of the day of this report is 2,012,500.  After the issuance of the 18,000,000 “post split” shares to Longborough, total number of issued and outstanding shares will be 20,012,500.

LBO Capital Corp. strives to acquire intellectual property and technology; and further, it actively seeks to identify operating companies which could benefit from licensing its owned technology and intellectual property.

LBO Capital has recently signed an agreement to acquire 80% of Ecoplastifuel, Inc. in exchange for 758,333 shares of LBO Capital common stock. The intellectual property technology, vested in Ecoplastifuel, Inc., relates to ‘Gasoline from Plastics Technology’. Additionally, subject technology ties to conversion of Plastic Wastes including Codes 2, 4, 5, and 6 directly into value-added fuels such as gasoline, lubricants and diesel fuel.

In 2005, the United States generated about 246 million tons of municipal solid waste, according to U.S. Environmental Protection Agency (“EPA”) estimates.   EPA reported that 79 million tons of such waste were recycled, while the remaining 166.7 million tons were combusted, disposed of in landfills, or otherwise disposed.  Parties involved in the agreement view the development of new conversion processes, creating captive gasoline, lubricants, and diesel fuel from waste plastics, as representing a significant commercial opportunity and one also addressing timely ecological issues.

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

4.   Marketable Securities

The Company's marketable securities available for sale consist of 15,341 shares of common stock of Enercorp, Inc., an affiliate of the Company.  They are recorded at fair market value.  Cost basis was $9,205 at March 31, 2008 and December 31, 2007.  Fair market value on March 31, 2008 and December 31, 2007 was $767.

5.   Extinguishment of liabilities

Note Purchase Agreement.

Effective December 31, 2007, Quorum Capital, Inc., the major creditor of the Company, assigned $337,654 of note receivable and $904,702 of interest receivable from the Company to American Plastics Processing Products Inc (“AP3”).

Conversion of debt to equity

Effective December 31, 2007, AP3 agreed to convert $337,654 of the assigned note receivable and $904,702 of the assigned interest receivable from the Company into 200,000 shares of the Company’s common stock and 1,000,000 warrants to purchase shares of common stock at $0.08 per share.

Also, effective December 31, 2007, Quorum Capital, Inc agreed to convert $506,481 of the remaining note receivable from the Company into 300,000 common shares of the Company’s stock and  1,000,000 warrants to purchase shares of common stock at $0.08 per share.

6.   Entry into a Definitive Agreement

On December 28, 2007 the Company signed a Definitive Agreement with Longborough Capital, PLC, a public company in the United Kingdom (“Longborough”), to effect a merger of common stock of Longborough’s subsidiaries Global Tech International, Inc., (“GTI”), and Advanced Digital Components, Inc., both Delaware corporations (“ADCI”) into LBO Capital.

The Company is in the process of issuing 18,000,000 shares of common stock to acquire 87% of ADCI and 86% of GTI.   The transaction is near completion.

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

7.   Capital Stock

Public warrants

The Company completed a public offering on March 15, 1988 consisting of 3,000,000 units at $.20 each.  After the reverse split took effect on May 7, 2008, total number of these units is 375,000.

Each unit consist of one common share, one callable class A common stock purchase warrant, one callable Class B common stock purchase warrant and one callable Class C common stock purchase warrant.  Each Class A warrant entitles the warrant holder to purchase one share of common stock for $4.00, each Class B warrant entitles the warrant holder to purchase one share of common stock for $6.00, and each Class C common stock purchase warrant entitles the warrant holder to purchase one share of common for $8.00.  The Class A, B and C warrants were originally exercisable within twelve, eighteen and twenty-four months respectively, from February 26, 1988.  All warrants have been extended until July 25, 2008.  As of January 15, 2008, no warrants had been exercised.  The Company has the right to call any or all warrants at a redemption price of $.0008 per warrant.

Previous directors of the Company own 162,500 warrants (there were 1,300,000 warrants before the reverse split), expiring December 4, 2002 and extended in the subsequent years until December 4, 2008.  Each warrant enables the owner to purchase one share of common stock for $.32 per share.

Common stock transactions

Effective December 31, 2007, the Company converted all of its debt into 500,000 shares of common stock of the Company and 2,000,000 warrants at $0.08 per share. After conversion of debt to equity and forgiveness of interest accrued on the note, the Company is currently free of debt.

On May 7, 2008, the Company effected the 1 – for - 8 reverse stock split of its issued and outstanding common shares and all of the other securities related to common stock.  At the close of business day on May 7, 2008, there were 2,015,500 shares of common stock issued and outstanding.  The Company recorded the effect of the 1- for – 8 reverse split of its common shares as of December 31, 2007.  Therefore, the amounts represented in the Equity section of the balance sheet as of December 31, 2007 and March 31, 2008 have been reclassified in order to reflect the 1-for 8 reverse split.

The reverse stock split resulted in similar adjustments to the Company’s outstanding stock options, warrants, convertible notes and securities reserved for issuance pursuant to its current equity plans, if any.  With respect to fractional shares as a result of the reverse split, the Company rounded up to the nearest whole share any stockholder's share ownership to the extent such stockholder would be entitled to receive one-half of one share of common stock or greater. The Company rounded down to the nearest whole share any stockholder's share ownership to the extent such stockholder would be entitled to receive less than one-half of one share of common stock.

The Company is in the process of issuing 18,000,000 new shares of common stock to Longborough Capital, PLC, a UK registered company.  These shares will be issued in exchange for the acquisition of 87% and 86% of the common stock of Global Tech International, Inc. and Advanced Digital Components, Inc., respectively.  Both these companies are subsidiaries of Longborough Capital, PLC.

After the issuance of the 18,000,000 new shares of common stock is completed, total number of issued and outstanding shares of common stock of the Company will be 20,012,500.

Stock option plan

The majority of Shareholders approved a 10-year Stock Option Plan at the Annual Meeting of the Shareholders held on April 3, 2008. Subject to the provisions of the Plan, the maximum aggregate number of Shares which may be optioned and sold under the Plan or for which Stock Appreciation Rights or Stock Purchase Rights may be granted and exercised is 3,000,000 shares of common stock. The Shares may be authorized, but unissued or reacquired Common Stock. According to the Stock Option Plan, Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights and Stock Purchase Rights may be granted to Employees, Officers of, Consultants to, and Non-employee Directors of, and the Chairman of the Company.

On May 3, 2008, the members of the new Board of Directors were granted Stock Options to purchase 400,000 shares of common stock at 40¢ per share vested over 4-year period.  Current Board of Directors considered this equity compensation plan to be a good incentive for the newly elected members of the Board.

On May 3, 2008 the company’s Stock Option Plan Administrator granted Stock Options to a consultant and some employees of the Company to purchase a total of 225,000 shares of common stock at $0.40 per share.

8.   Subsequent Events

Annual meeting of Shareholders

The Annual Meeting of Shareholders was conducted on April 3, 2008. All seven proposals submitted for a vote to the company’s shareholders of record at the close of business on February 19, 2008 were approved by a substantial majority.

Shareholders approved the 1-for-8 reverse split 77.6% to 0.02%. The 1-for-8 reverse split of common stock of LBO Capital became effective May 7, 2008.   LBO Capital began trading at the opening on May 7, 2008 on the OTC BB with the symbol “LBOA” and “new” CUSIP no. 501792 30 3.

A Board of Directors was elected by 78% of the shareholders, with no negative votes cast. The members of the LBO Capital Board of Directors are Thomas W. Itin, Salvatore Parlatore, Achille DiNello, William Lopshire and Sebastian Moeritz.

Merger of Global Tech International, Inc. and of Advanced Digital Components, Inc. into LBO Capital was approved 61.8% to 0.06%.

Entering into a Definitive Agreement

LBO Capital and Global Tech International, Inc. (“GTI”), a Delaware corporation, entered into a binding Definitive Agreement with Global Energy Conversions, LLC, a Michigan LLC (“GEC”). Terms of the binding Definitive Agreement were approved by the Board of Directors of LBO Capital on May 8, 2008.

Terms of the Definitive Agreement provide that GEC assigns its Intellectual Property “IP” interest related to ‘Gasoline from Plastics Technology’ to Ecoplastifuel, Inc., a Delaware corporation. Terms further provide for full disclosure of technical data and scientific facts relating to patents and process information related thereto.

Under the agreement, LBO Capital will own 80% of Ecoplastifuel, Inc. in exchange for 758,333 shares of LBO Capital common stock. The subject IP technology, vested in Ecoplastifuel, Inc., relates to ‘Gasoline from Plastics Technology’. Additionally, subject technology ties to conversion of Plastic Wastes including Codes 2, 4, 5, and 6 directly into value-added fuels such as gasoline, lubricants and diesel fuel.

9. Recently enacted pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 does not require any new fair value measurements; however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008.  The implementation of SFAS No. 157 did not have a material impact on the Company’s results of operations and financial condition.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated condensed financial statements and the related notes that appear elsewhere in the report.

Results of Operations-Three months ended March 31, 2008

The Company recorded net loss of $13,070 for this period compared to a net loss of $21,855 for the same period last year.  Accounting expense was $10,000 for this period.  Stock transfer fees were

$3,050 for this period.  Last year the Company incurred only $21,855 of interest expense on the related party note payable, subsequently sold and/or converted to equity.

Liquidity and Capital Resources

The Company is in the process of engaging into the licensing of the intellectual property and technology with several parties. The Company anticipates that there will be a revenue stream generated from these licenses fees. The Company is currently meeting its cash needs from related party contributions. This will continue until the Company recognizes revenues from its operations. The Company and its subsidiaries are in development stage, therefore it is expected that initially the Company will incur expenses related to research and development.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2008. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective at the reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008.  The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2008. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2008, we did not identify any material weaknesses.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2006 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A.  Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a shareholders meeting on April 3, 2008. The following Proposals were approved by the substantial majority of the shareholders:

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

4.

to ratify the conversion of debt and cancellation of interest to 500,000 “post split” issued shares of common stock of the Company and 5 year warrants to purchase 2,000,000 “post split” shares of common stock at $0.08 per share.

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

Item 5.  Other information

None

Item 6.  Exhibits

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBO CAPITAL CORP.

(Registrant)

/s/ Thomas W. Itin                                                                                     Date:  May 21, 2008

Thomas W. Itin, President,

Chief Excecutive Officer

/s/ Majlinda Xhuti                                                                                     Date:   May 21, 2008

Majlinda Xhuti, Chief Financial Officer

RULE 15D-14(A) CERTIFICATION OF CEO

I, Thomas W. Itin certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of LBO Capital Corp.;

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

Date: May 21, 2008

/s/ Thomas W. Itin
Chief Executive Officer

RULE 15D-14(A) CERTIFICATION OF CFO

I, Majlinda Xhuti, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of LBO Capital, Corp.

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

Date: May 21, 2008

/s/ Majlinda Xhuti
Chief Financial Officer

SECTION 1350 CERTIFICATION OF CEO

      I, Thomas W. Itin, Chief Executive Officer of LBO Capital Corp. (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 21, 2008

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

1.

the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 21, 2008

/s/Majlinda Xhuti.

Chief Financial Officer