Form 10-Q
period 2008-06-30
LBO CAPITAL CORP
filed 2008-08-19
CIK 753557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

23399 Commerce Drive Suite B-1

Farmington Hills MI 48335

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

As of June 30, 2008 a total of 2,112,530 shares, $.0001 par value common stock, were issued and outstanding after the 1-for-8 reverse split, which became effective on May 7, 2008.  Financial statements reflect the effect of the 1-for- 8 reverse split as required by GAAP.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

LBO CAPITAL CORP.

Balance Sheets

	June 30, 2008 Unaudited	December 31, 2007
Assets
Current Assets
Cash	$ 41,655	$ -
Marketable Securities - Available for Sale	384	767

Total Assets	$ 42,039	$ 767

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable	$ 13,500	$ -
Note Payable-Related Party	2,377	-
Interest Payable-Related Party	14	-

Total Current Liabilities	15,891	-

Commitments and Contingencies	-	-
Total Liabilities	15,891	-
Stockholders' Equity
Common Stock, $.0001 par value; 100,000,000 Shares Authorized; 2,112,530 and 2,012,530 shares Issued and Outstanding at June 30, 2008 and Dec.31, 2007	211	201
Additional Paid-in Capital	2,445,329	2,372,939
Additional Paid-in Capital-Stock Options	51,826	-
Additional Paid-in Capital-Warrants	657,831	-
Unrealized Loss on Available for Sale Securities	(8,821)	(8,438)
Accumulated Deficit	(3,120,227)	(2,363,935)

Total Stockholders' Equity	26,148	767

Total Liabilities & Stockholders' Equity	$ 42,039	$ 767

See notes to unaudited financial statements

LBO CAPITAL CORP.

Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues	$ -	$ -	$ -	$ -
	-	-	-	-
General and Administrative Expenses
Compensation Cost-Stock Options	59,226	-	59,226	-
Warrant Expense	657,831	-	657,831	-
Professional Expense	19,100	-	29,100	-
Stock Transfer Agent Fees	6,485		9,535
Office expense	380		400
Miscellaneous expense	187		187
Total General and Administrative Expenses	743,209	-	756,278	-

Loss from operations	(743,209)	-	(756,278)	-

Other Expenses
Interest Expense	(14)	(22,115)	(14)	(43,987)
Total Other Expense	(14)	(22,115)	(14)	(43,987)

Net Loss	(743,223)	(22,115)	(756,292)	(43,987)

Weighted Average Number of Common Shares Outstanding	2,013,629	1,512,500	2,013,079	1,512,500
Basic and Diluted Loss per Share	$ (0.38)	$ (0.01)	$ (0.37)	$ (0.03)

See notes to unaudited financial statements

LBO CAPITAL CORP.

Statements of Cash Flows

(Unaudited)

For the six months ended
	June 30, 2008	June 30, 2007
Operating activities:
Net loss	$ (756,292)	$ (43,987)
Adjustments to reconcile net loss to net cash flows from operating activities:
Warrant Expense	657,831	-
Compensation Cost-Stock Options	59,226	-
Changes in assets and liabilities:
Increase (Decrease) in:
Accounts payable	13,500	-
Interest payable	14	43,987
Total adjustments	730,571	43,987
Net cash used in operating activities	(25,721)	-

Financing activities
Capital contributions	25,000	-
Proceeds from borrowings under note payable	2,377	-
Common shares issued upon exercise of stock options	40,000	-
Net cash provided by financing activities	67,377	-

Net increase in cash	41,655	-
Cash and cash equivalents:
Balance of cash at the beginning of period	-	-
Balance of cash at the end of period	$ 41,655	$ -

Supplemental disclosures of cash flow information
Cash paid for interest	-	-

See notes to unaudited financial statements

LBO CAPITAL CORP.

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

The Company is in the final phase of acquisition of 87% of the common stock of Global Tech International, Inc and 86% of the common stock of Advanced Digital Components, Inc Delaware corporations and subsidiaries of Longborough Capital PLC, a UK registered company. In exchange for these acquisitions, the Company will deliver 18,000,000 newly issued “post split” shares of common stock to Longborough.

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

4.   Marketable Securities

The Company's marketable securities available for sale consist of 15,341 shares of common stock of Enercorp, Inc., an affiliate of the Company.  They are recorded at fair market value.  Cost basis was $9,205 at June 30, 2008 and December 31, 2007.  Fair market value on June 30, 2008 and December 31, 2007 was $384 and $767 respectively.

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

6.   Capital Stock

Public warrants

The Company has 375,000 Class A Warrants, 375,000 Class B Warrants and 375,000 Class C Warrants.

Class A warrant entitles the warrant holder to purchase one share of common stock for $4.00, each Class B warrant entitles the warrant holder to purchase one share of common stock for $6.00, and each Class C common stock purchase warrant entitles the warrant holder to purchase one share of common for $8.00.  The Class A, B and C warrants were originally exercisable within twelve, eighteen and twenty-four months respectively, from February 26, 1988.  All warrants have been extended until January 25, 2009.  As of the day of this report, no warrants have been exercised.  The Company has the right to call any or all warrants at a redemption price of $.0008 per warrant.

Private Warrants

On May 9, 2008, the Board of Directors extended the expiry date of 162,500 private warrants until May 5, 2013.  These warrants were initially set to expire on June 3, 2008 and were owned by Thomas W. Itin, Chairman of the Company, since 1994. Each warrant enables the owner to purchase one share of common stock for $.32 per share.

On May 9, 2008 the Board of Directors extended the expiry date until May 5, 2013 for 375,000 private Warrants owned by Mr. Itin since 1994.  Each warrant enables the owner to purchase one share of common stock for $.32 per share.

Extension of the expiry date of these warrants represents a modification of their terms, therefore based on Statement of Financial Accounting Standards No. 123 (R) “SFAS 123 (R)”, the modification of terms of an award that makes it more valuable shall be treated as an exchange of an original award for a new award resulting in additional expense for the incremental difference in value.  Thus, the incremental value of $657,831 was recognized as warrant expense for the quarter ended June 30, 2008.  These warrants are represented on the face of the balance sheet at June 30, 2008 as Additional Paid in Capital-Warrants. The Company used the Binomial Tree Warrant Calculator Model to fair value these warrants. The Binomial Tree Warrant Calculator Model requires subjective assumptions, including future stock price volatility, exercise price of the warrant, interest rate equal to U.S. Treasury rate with the same maturity as the warrants and expected time to exercise the warrants.

Stock option plan

The majority of Shareholders approved a 10-year Stock Option Plan at the Annual Meeting of the Shareholders held on April 3, 2008. Subject to the provisions of the Stock Option Plan, the maximum aggregate number of Shares which may be optioned and sold under the Plan or for which Stock Appreciation Rights or Stock Purchase Rights may be granted and exercised is 3,000,000 shares of common stock. The Shares may be authorized, but unissued or reacquired Common Stock. According to the Stock Option Plan, Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights and Stock Purchase Rights may be granted to Employees, Officers of, Consultants to, and Non-employee Directors of, and the Chairman of the Company. Under the current plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 5 years.

On May 5, 2008, each of the five members of the Board of Directors were granted Stock Options to purchase 400,000 shares of common stock at $0.40 per share vested over 4-year period.  The Board of Directors considered this equity compensation plan to be a good incentive for the members of the Board.  Total number of the shares awarded to all the directors is 2,000,000.

On May 5, 2008 the officers and employees of the Company were granted Stock Options to purchase a total of 225,000 shares of common stock at $0.40 per share.

The Company accounted for the award of options on May 5, 2008 in accordance with SFAS 123(R) using the straight-line method for awards with graded vesting.  The Company recognizes compensation cost over the requisite service periods during which each group of options is earned.  The fair value of each option grant was estimated on the date of grant using the Binominal Tree Option-Pricing model using assumptions such as future stock price volatility, exercise price of the option, interest rate equal to U.S. Treasury rate with the same maturity as the options and numbers of years until the expiration the option.  Total amount of compensation expense recognized for this interim period is $59,226.

On June 30, 2008 an officer of the company exercised his Options rights under the Qualified Stock Option Agreement to purchase 100,000 shares of common stock at $0.40 per share subject to the SEC Rule 144 restrictions.

Equity transactions

Effective December 31, 2007, the Company converted all of its debt into 500,000 shares of common stock of the Company and 2,000,000 warrants at $0.08 per share.

On May 7, 2008, the Company affected the 1 – for - 8 reverse stock split of its issued and outstanding common shares and all of the other securities related to common stock.  At the close of business day on May 7, 2008, there were 2,012,530 shares of common stock issued and outstanding.  The Company recorded the effect of the 1- for – 8 reverse split of its common shares as of December 31, 2007.  Therefore, the amounts represented in the Equity section of the balance sheet as of December 31, 2007 and June 30, 2008 have been reclassified in order to reflect the 1-for 8 reverse split. Also, all per share amounts in the statements of operations have been adjusted to retroactively give effect to the stock split.

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

7.   Subsequent Events

Letter of Intent with Load Hog Industries, Inc

On July 11, 2008, LBO Capital signed a non-binding Letter of Intent with Load Hog Industries, Inc., a Pennsylvania corporation (“Load Hog”) to acquire the assets of Load Hog. LBO Capital and Load Hog are conducting due diligence required for negotiations and preparation of a binding Asset Purchase agreement that is anticipated to complete in the next quarter.

The preliminary terms of the Letter of Intent state that at the closing the Company will deliver 575,000 newly issued shares of LBO Capital to Load Hog. In addition, the Company will cover certain obligations of Load Hog of the amount not exceeding $150,000.  Furthermore, the Company will pay to Load Hog royalty fees as agreed upon.

Load Hog Industries, Inc., a private corporation founded in 1997, is in business of manufacturing and marketing its patented  “Lift Kit” technology for aftermarket conversions of pickup trucks to fully functional dump trucks for end users in target market segments: municipalities and government sales, vocational buyers (construction and landscape), and “lifestyle” buyers.  With a growing network of dealers supplemented by its e-commerce initiative, www.loadhog.com, the Load Hog name and concept are increasingly visible in the light truck market.

Acquisition of Ecoplastifuel, Inc.

On August 5, 2008, the Company completed the acquisition from Global Energy Conversions, LLC of 80% common stock of Ecoplastifuel, Inc. in exchange for 758,335 newly issued shares of common stock of the Company.

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

Letter of Intent with Weldmations, Inc.

On August 5, 2008 the Company announced that it signed a non-binding Letter of Intent with Weldmation, Inc., a Michigan corporation, to license a Powder Impression Molding process and to commence a joint venture. The Letter of Intent confirms preliminary discussions and tentative agreements regarding a 50/50 Joint Venture for manufacturer of industrial products and exploitation of certain Intellectual Property, including patents for industrial uses to OEMs and Tier 1 suppliers in the automotive sector, marine, defense and other industries.

LBO Capital and Weldmation are working diligently on preparation of a final binding Definitive Agreement to be concluded within a 30 day period following full execution of the Letter of Intent. Weldmation is a full service provider of welding, general assembly and modular systems for the transportation, marine and defense industries. The company excels in design, build, installation and launch of automation and tooling assembly processes. Weldmation is an ISO 9001 2000 Standard certified company, having previously received other customer certifications and quality awards.

8. Recently enacted pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations, until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the Company's financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 161.

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have an effect on the Company’s financial position, results of operations or cash flows.

In May 2008, FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1").  FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash.  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis.  Early adoption is not permitted.  We are assessing the potential impact of this FSP on our convertible debt issuances.

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1").  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share.  Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively.  Early application is not permitted.  We are assessing the potential impact of this FSP on our earnings per share calculation.

In June 2008, FASB ratified EITF No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-5").  EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early application is not permitted.  We are assessing the potential impact of this EITF on our financial condition and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated condensed financial statements and the related notes.

Results of Operations-Three months ended June 30, 2008

The Company recorded net loss of $743,223 for this period compared to a net loss of $22,115 for the same period last year. The increase in the net loss is primarily related to the warrant expense of $657,831 and the compensation cost of $59,226 for the stock options issued pursuant to the Stock Option Plan that was approved by the shareholders on April 3, 2008.

Accounting expense was $19,100 for this period.  Stock transfer fees were $6,485 for this period.  The Company recorded $14 of interest expense on the $2,377 related party note payable issued on May 27, 2008. Last year the Company incurred $22,115 of interest expense on related party notes payable, subsequently sold and/or converted to equity.

Results of Operations-Six months ended June 30, 2008

The Company recorded net loss of $756,292 for this period compared to a net loss of $43,987 for the same period last year. The increase in the net loss is primarily related to the warrant expense of $657,831 and the compensation cost of $59,226 for the stock options issued pursuant to the Stock Option Plan that was approved by the shareholders on April 3, 2008.

For this period accounting expense was $29,100 and stock transfer fees were $9,535.  For the same period of last year the Company incurred $43,987 of interest expense on related party notes payable, subsequently sold and/or converted to equity.

Liquidity and Capital Resources

The Company is in the process of engaging into the licensing of the intellectual property and technology with several parties. The Company anticipates that there will be a revenue stream generated from these licenses fees and royalty payments. The Company is currently meeting its cash needs from related party contributions. This will continue until the Company recognizes revenues from its operations. The Company and its subsidiaries are in development stage, therefore it is expected that initially the Company will incur expenses related to research and development.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2008. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective at the reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30 2008.  The objective of this assessment was to determine whether our internal control over financial reporting was effective as of June 30, 2008. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, we did not identify any material weaknesses.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2008 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A.  Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities

None

Item 4.Other information

None

Item 5. Exhibits

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBO CAPITAL CORP.

(Registrant)

/s/ Thomas W. Itin                                                                                     Date: August 19, 2008

Thomas W. Itin, President,

Chief Executive Officer

/s/ Majlinda Xhuti                                                                                     Date:   August 19, 2008

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

Date: August 19, 2008

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

Date: August 19, 2008

/s/ Majlinda Xhuti
Chief Financial Officer

SECTION 1350 CERTIFICATION OF CEO

      I, Thomas W. Itin, Chief Executive Officer of LBO Capital Corp. (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 19, 2008

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

1.

the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 19, 2008

/s/Majlinda Xhuti.

Chief Financial Officer