Form 10-Q
period 2008-09-30
LBO CAPITAL CORP
filed 2008-11-14
CIK 753557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

As of September 30, 2008 a total of 20,870,866 shares, $.0001 par value common stock, were issued and outstanding after the 1-for-8 reverse split, which became effective on May 7, 2008.  Financial statements reflect the effect of the 1-for- 8 reverse split as required by GAAP.

#

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

LBO Capital Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash	$ 11,894	$ -
Marketable securities	384	767
Accounts receivable	-	-
Prepaid expenses	1,505	-
Total current assets	13,783	767

Property and Equipment, net	31,528	-

Other Assets
Goodwill	17,201,631	-
Intangible assets, net	311,092	-
Deposits	6,300	-
Total other assets	17,519,023	-
Total assets	17,564,334	767

LIABILITIES & STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	40,972	-
Accrued consulting fees	555,867	-
Accrued expenses	39,821	-
Interest payable	546,010	-
Accrued wages	272,737	-
Note payable-related party	1,671,428	-
Total current liabilities	3,126,835	-
Long-Term Liabilities
Note Payable-related party	1,551,504	-
Total liabilities	4,678,339	-
Commitments and contingencies
Stockholders' Equity
Common stock, $0.0001 par value, 100 million shares authorized, 20,870,866 and 2,012,530 shares outstanding at September 30, 2008 and December 31, 2007, respectively.	2,087	201
Additional paid in capital	15,478,453	2,372,939
Additional paid in capital-stock options	69,902	-
Additional paid in capital-warrants	657,831	-
Accumulated Deficit	(3,313,457) (3,309,255)	(2,363,935)
Other comprehensive loss	(8,821)	(8,438)
Total stockholders' equity	12,885,995	767
Total liabilities and stockholders' equity	$ 17,564,334	$ 767

See notes to condensed unaudited consolidated financial statements

#

LBO Capital Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenues
Licensing revenues	$ 3,333	$ -	$ 3,333	$ -
Costs and expenses
Wages	3,000	-	3,000	-
Rent	1,267	-	1,267	-
Management fees	141,413	-	141,413	-
Professional fees	12,206	-	50,841	-
Maintenance	-	-	-	-
Insurance	837	-	837	-
Utilities	9	-	9	-
Telephone	256	-	256	-
Research & Development	3,353	-	3,353	-
Meals and travels	343	-	342	-
Dues and Subscriptions	-	-	100	-
Office Supplies	2,548	-	2,995	-
Depreciation	626	-	626	-
Amortization	2,185	-	2,185	-
Postage, printing & reproduction	29	-	29	-
Taxes	23	-	23	-
Patents	2,299	-	2,299	-
Warrants expense	-	-	657,831	-
Options compensation cost	18,076	-	77,302	-
Miscellaneous	417	-	457	-
Total operating expenses	188,887	-	945,165	-

Interest expense	(7,675)	(22,324)	(7,689)	(66,294)

Net Loss	$ (193,229)	$ (22,324)	$ (949,521)	$ (66,294)

Weighted Average Number of
Common Shares Outstanding	5,819,960	1,512,500	3,391,302	1,512,500

Basic and Diluted Loss per Share	$ (0.03)	$ (0.015)	$ (0.28)	$ (0.044)

See notes to condensed unaudited consolidated financial statements

#

LBO Capital Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2008	September 30, 2007

Operating activities:
Net loss	$ (949,521)	$ (66,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	626	-
Amortization	2,185	-
Warrant Expense	657,831	-
Compensation Cost-Stock Options	77,302	-
Changes in assets and liabilities:
Increase (Decrease) in:
Accounts payable and accrued liabilities	150,782	-
Interest payable	7,689	66,294
Total adjustments	896,415	66,294
Net cash used in operating activities	(53,106)	-

Financing activities
Cash provided from contributions	25,000	-
Cash provided from notes payable	2,377	-
Payment of note payable	(2,377)	-
Common shares issued upon exercise of stock options	40,000	-
Net cash provided by financing activities	65,000	-
Net increase in cash	11,894	-
Cash and cash equivalents:
Balance of cash at the beginning of period	$ -	$ -
Balance of cash at the end of period	$ 11,894	$ -

Supplemental disclosures of cash flow information
Cash paid for interest	-	-

See notes to condensed unaudited consolidated financial statements

#

LBO Capital Corp. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

September 30, 2008 and 2007

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

2.  The Company

LBO Capital Corp. (the "Company" or “LBO Capital”) was incorporated on October 8, 1987.  LBO Capital strives to acquire intellectual property and technology; and further, it actively seeks to identify operating companies which could benefit from licensing its owned technology and intellectual property.

Subsidiaries

Advanced Digital Components, Inc. (“ADCI”), a Delaware Corporation, formed in 2003, is a development stage entity and is primarily engaged in the development of magnetic pressure sensing (“MPS”) system which monitors the pressure inside each tire on a vehicle. ADCI has obtained a patent for the MPS system and its focus is now marketing and selling the technology. There can be no assurance that patents issued to or licensed by ADCI will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to ADCI.

Global Tech International, Inc. (“GTI”), a Delaware Corporation, was incorporated in 2003.  GTI is development stage entity and is primarily engaged in the developing, licensing, and marketing plastic’s related intellectual properties developed under the 3DM Powder Impression Molding (“PIM”) system and the 3DM Blow Molding system. In addition, GTI is developing and marketing the Surface Acoustic Wave (“SAW”) technology tire sensor which monitors the pressure inside each tire on a vehicle. GTI has obtained a patent for the SAW tire sensor and its focus is now on marketing and selling the technology. There can be no assurance that patents issued to or licensed by GTI will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to GTI. GTI is a participant in the projects of the USCAR and is currently working with General Motors, Ford and Chrysler in the field of weight reduction by the utilization of encapsulated lightweight composites.

ECO is an innovative company, working in a field of converting waste plastic to gasoline and diesel fuel and lubricants through the process of heat and catalysis. “Gasoline from Plastic Technology” was developed and patented by Dr. Swaminathan Ramesh. The subject IP technology, vested in ECO, relates to 'Gasoline from Plastics Technology'. Additionally, subject technology ties to conversion of Plastic Wastes including Codes 2, 4, 5, and 6 directly into value-added fuels such as gasoline, lubricants and diesel fuel.

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

4.   Marketable Securities

The Company's marketable securities available for sale consist of 15,341 shares of common stock of Enercorp, Inc., an affiliate of the Company.  They are recorded at fair market value.  Cost basis was $9,205 at September 30, 2008 and December 31, 2007.  Fair market value on September 30, 2008 and December 31, 2007 was $384 and $767 respectively.

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

Extension of the expiry date of these warrants represents a modification of their terms, therefore based on Statement of Financial Accounting Standards No. 123 (R) “SFAS 123 (R)”, the modification of terms of an award that makes it more valuable shall be treated as an exchange of an original award for a new award resulting in additional expense for the incremental difference in value.  Thus, the incremental value of $657,831 was recognized as warrant expense on May 9, 2008.  These warrants are represented on the face of the balance sheet as Additional Paid in Capital-Warrants. The Company used the Binomial Tree Warrant Calculator Model to fair value these warrants. The Binomial Tree Warrant Calculator Model requires subjective assumptions, including future stock price volatility, exercise price of the warrant, interest rate equal to U.S. Treasury rate with the same maturity as the warrants and expected time to exercise the warrants.

On October 31, 2008 American Plastics Processing Products, Inc. exercised Five hundred thousand (500,000) privately held Warrants (see 5. Extinguishment of liabilities)  and purchased new post 1-for-8 reverse split Five hundred thousand (500,000) shares of Common Stock of LBO Capital at the purchase price of eight cents U.S. ($0.08) per share subject to the SEC Rule 144 restrictions.

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

As of the date of this report no other options were exercised under the Stock Option Plan.

Equity transactions

Effective December 31, 2007, the Company converted all of its debt into 500,000 shares of common stock of the Company and 2,000,000 warrants at $0.08 per share.

On May 7, 2008, the Company affected the 1 – for - 8 reverse stock split of its issued and outstanding common shares and all of the other securities related to common stock.  At the close of business day on May 7, 2008, there were 2,015,530 shares of common stock issued and outstanding.  The Company recorded the effect of the 1- for – 8 reverse split of its common shares as of December 31, 2007.  Therefore, the amounts represented in the Equity section of the balance sheet as of December 31, 2007 and June 30, 2008 have been reclassified in order to reflect the 1-for 8 reverse split.

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

On October 31, 2008 the Board of Directors of the Company approved License and Royalty Agreement between LBO Capital and Environmental Recycling Technologies, PLC.  Under the terms of License and Royalty Agreement LBO Capital is required to issue new post 1-for-8 reverse split Five hundred thousand (500,000) shares of common stock of LBO Capital to Environmental Recycling Technologies, PLC.

8. Acquisitions

On September 15, 2008, the Company completed the acquisition of 87% of the common stock of Global Tech International, Inc. and 86% of the common stock of Advanced Digital Components, Inc., both Delaware corporations and subsidiaries of Longborough Capital PLC (“Longborough”), a UK registered company. In exchange for these acquisitions, the Company delivered 18,000,000 newly issued shares of common stock to Longborough.

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

On July 23, 2008 the company completed transaction on the purchase of 80% of common stock of Ecoplastifuel, Inc., (“ECO”) a Delaware Corporation in exchange for 758,336 shares of LBO Capital common stock.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information for the three and nine month periods of fiscal 2008 presented in the table below summarizes the combined results of operations of LBO Capital, GTI, ADCI and ECO (which we acquired during the third quarter) on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2007.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2007. The pro forma financial information presented includes the addition of goodwill as a result of the acquisition as well as elimination of receivable and payable balances between the companies.

The unaudited pro forma financial information for the three and nine-months ended September 30, 2007 combines the historical results of GTI and ADCI for the three and nine-months ended September 30, 2007.  ECO did not have any operations prior to fiscal year 2008.

	Three Months Ended
	September 30,
	2008		2007

Revenues	$20,000		$-
Net loss	$(423,640)		$(189,369)
Basic and diluted loss per share	$(0.02	6)	$(0.01)

	Nine Months Ended
	September 30,
	2008		2007

Revenues	$20,000		$-
Net loss	$(1,471,365)		$(620,760)
Basic and diluted loss per share	$(0.2	9)	$(0.04)

In addition the Company has signed the following letters of intents:

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

On September 2, 2008, subsequent to signing a Letter of Intent and prior to finalizing a binding Asset Purchase Agreement, LBO Capital and Load Hog signed a Letter of Agreement. The terms of that Letter of Agreement confirm that LBO Capital intends to purchase Load Hog inspected inventory, assets, customer lists, vendor lists, equipment and tooling. As of the day of this report LBO Capital has advanced a total of $46,500 to warehouse facility in order to obtain possession and protect ownership of all Load Hog assets and for the purpose of selling the Load Hog Lift Kits.  As consideration for conserving access and protecting ownership of the Load Hog assets, LBO Capital was granted the exclusive right to sell and manufacture worldwide the original and future enhanced Load Hog Lift Kits to individuals, auto and truck dealers, and distributors for a term ending on June 30, 2009.

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

Letter of Intent with Weldmation, Inc.

On August 5, 2008 the Company announced that it signed a non-binding Letter of Intent with Weldmation, Inc. (“Weldmation”), a Michigan corporation, to license a Powder Impression Molding process and to commence a joint venture. The Letter of Intent confirms preliminary discussions and tentative agreements regarding a 50/50 Joint Venture for manufacture of industrial products and exploitation of certain Intellectual Property, including patents for industrial uses to OEMs and Tier 1 suppliers in the automotive sector, marine, defense and other industries.

LBO Capital and Weldmation are working diligently on preparation of a final binding Definitive Agreement to be concluded within a short period following full execution of the Letter of Intent. Weldmation is a full service provider of welding, general assembly and modular systems for the transportation, marine and defense industries. The company excels in design, build, installation and launch of automation and tooling assembly processes. Weldmation is an ISO 9001 2000 Standard certified company, having previously received other customer certifications and quality awards.

Letter of Intent with Sanitec Industries, Inc

On September 30, 2008 the Company announced that it signed a non-binding Letter of Intent with Sanitec Industries, Inc. (“Sanitec”), a California corporation. LBO Capital and Sanitec have initiated due diligence to prepare a Definitive Agreement and Joint Venture Agreement. The intent of the Agreements is to combine several unique technologies to bring to market an emission free solution for the ultimate disposition of sanitized healthcare waste through recycling.

Sanitec is an industry leader for certified green medical waste treatment and disposal and global patent holder for the Sanitec(r) Microwave Healthcare Waste Disinfection System(tm). Healthcare facilities nationwide, ranging from large hospital systems to single practitioner doctors' offices, utilize Sanitec systems to transform dangerous healthcare waste into low volume, unrecognizable, non-infectious material. Sanitec units are fully automated and approved for use in all 50 states and the District of Columbia.

9. Recently enacted pronouncements

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

Results of Operations-Three months ended September 30, 2008 vs. September 30, 2007

The consolidated statement of operations for the three-months ended September 30, 2008 includes the results of operations of the three newly acquired subsidiaries, ADCI, GTI and ECO. ADCI and GTI were acquired effective September 15, 2008 and ECO was acquired effective July 23, 2008

The Company recorded net loss of $193,229 for this period compared to a net loss of $22,324 for the same period last year. The increase in the net loss is primarily related to the acquisition of GTI, ADCI and ECO, which are development stage enterprises.  The Company had $3,333 in licensing revenues for this period.

Management fees were $141,413, research and development expense was $3,353 and professional fees were $12,206 for this period.  Wages were $3,000 during this period.  The Company recorded $7,675 of interest expense on the related party note payable. Last year the Company incurred $22,324 of interest expense on the related party note payable, subsequently sold and/or converted to equity.  Amortization and depreciation were $2,185 and $626 for this period.

Results of Operations-Nine months ended September 30, 2008 vs. September 30, 2007

The consolidated statement of operations for the nine-months ended September 30, 2008 includes the results of operations of the three newly acquired subsidiaries, ADCI, GTI and ECO. ADCI and GTI were acquired effective September 15, 2008 and ECO was acquired effective July 23, 2008.

The Company recorded net loss of $949,521 for this period compared to a net loss of $66,294 for the same period last year. The increase in the net loss is primarily related to the warrant expense of $657,831 and the compensation cost of $77,302 for the stock options issued pursuant to the Stock Option Plan. Also, the acquisition of ADCI, GTI, and ECO has contributed to the rest of the expenses as shown on the face of this statement.

Management fees were $141,413, research and development expense was $3,353, and professional fees were $50,841 for this period.  Wages were $3,000 during this period.  The Company recorded $7,689 of interest expense on the related party note payable. For the same period of last year the Company incurred $66,294 of interest expense on the related party note payable, subsequently sold and/or converted to equity.  Amortization and depreciation were $2,185 and $626 for this period.

Liquidity and Capital Resources

The Company is in the process of engaging into the licensing of the intellectual property and technology with several parties. The Company anticipates that there will be a revenue stream generated from these licenses fees and royalty payments. The Company is currently meeting its cash needs from related parties financing. This will continue until the Company recognizes revenues from its operations. The Company and its subsidiaries are in development stage, therefore it is expected that initially the Company will incur expenses related to research and development.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2008. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective at the reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30 2008.  The objective of this assessment was to determine whether our internal control over financial reporting was effective as of September 30, 2008. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2008, we did not identify any material weaknesses.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Quarter ended September 30, 2008 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A.  Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities

None

Item 4.Submissions of matters to a vote of security holders

None

Item 5.Other information

None

Item 6. Exhibits

Exhibit No.	Description
31.1

Certification of Thomas W. Itin, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Majlinda Xhuti, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas W. Itin, Chief Executive Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Majlinda Xhuti, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBO CAPITAL CORP.

(Registrant)

/s/ Thomas W. Itin                                                                                     Date: November 14, 2008

Thomas W. Itin, President,

Chief Executive Officer

/s/ Majlinda Xhuti                                                                                     Date:   November 14, 2008

Majlinda Xhuti, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit
31.1

Certification of Thomas W. Itin, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Majlinda Xhuti, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

     I, Thomas W. Itin certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of LBO Capital Corp.;

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

      Date: November 14, 2008

/s/ Thomas W. Itin
Chief Executive Officer

EXHIBIT 31.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

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

        Date: November 14, 2008

/s/ Majlinda Xhuti
Chief Financial Officer

EXHIBIT 32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      I, Thomas W. Itin, Chief Executive Officer of LBO Capital Corp. (the “Company”), hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.

the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2008

/s/Thomas W Itin.

Chairman of the Board of Directors and
Chief Executive Officer

EXHIBIT 32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      I, Majlinda Xhuti, Chief Financial Officer of LBO Capital Corp. (the “Company”), hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.

the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2008

/s/Majlinda Xhuti.

Chief Financial Officer