Form 10-Q/A
period 2008-09-30
LBO CAPITAL CORP
filed 2008-11-14
CIK 753557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The Company is filing this amended report on Form 10Q/A to make the following change to its Form 10Q that was filed today with the SEC for the quarter ended September 30, 2008:

There was a typing error in the Equity Section of Balance Sheet for September 30, 2008. The Accumulated Deficit is  $3,313,457.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

LBO Capital Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash	$ 11,894	$ -
Marketable securities	384	767
Accounts receivable	-	-
Prepaid expenses	1,505	-
Total current assets	13,783	767

Property and Equipment, net	31,528	-

Other Assets
Goodwill	17,201,631	-
Intangible assets, net	311,092	-
Deposits	6,300	-
Total other assets	17,519,023	-
Total assets	17,564,334	767

LIABILITIES & STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	40,972	-
Accrued consulting fees	555,867	-
Accrued expenses	39,821	-
Interest payable	546,010	-
Accrued wages	272,737	-
Note payable-related party	1,671,428	-
Total current liabilities	3,126,835	-
Long-Term Liabilities
Note Payable-related party	1,551,504	-
Total liabilities	4,678,339	-
Commitments and contingencies
Stockholders' Equity
Common stock, $0.0001 par value, 100 million shares authorized, 20,870,866 and 2,012,530 shares outstanding at September 30, 2008 and December 31, 2007, respectively.	2,087	201
Additional paid in capital	15,478,453	2,372,939
Additional paid in capital-stock options	69,902	-
Additional paid in capital-warrants	657,831	-
Accumulated Deficit	(3,313,457)	(2,363,935)
Other comprehensive loss	(8,821)	(8,438)
Total stockholders' equity	12,885,995	767
Total liabilities and stockholders' equity	$ 17,564,334	$ 767

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