Form 10-K
period 2008-12-31
LBO CAPITAL CORP
filed 2009-04-15
CIK 753557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2008

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ____________

     Commission File No. 33-19107

LBO CAPITAL CORP.

 (Exact name of Registrant as specified in its charter)

Colorado	38-2780733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

23399 Commerce Dr. Ste B-1, Farmington Hills, MI	48335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (248) 994-0099

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12 (g) of the Act: $0.0001 par value common stock

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐   No  ☒

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

 Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐ Yes ☒No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2008 is approximately $1,000.

The number of shares of the issuer’s Common Stock outstanding as of April 15, 2009 is 31,587,027.

#

LBO CAPITAL CORP.

FORM 10-K

PART 1

ITEM 1. BUSINESS

LBO Capital Corp. (the "Company" or “LBO Capital”) was incorporated on October 8, 1987.  LBO Capital strives to acquire intellectual property and technology companies; and further, it actively seeks to identify operating companies which could benefit from licensing its owned technology and intellectual property.  During 2008, the Company acquired several technology companies through equity transactions.

Subsidiaries of LBO Capital Corp.:

   On September 15, 2008, the Company completed the acquisition of 86% of the common stock of Advanced Digital Components, Inc., and 87% of the common stock of Global Tech International, Inc., both Delaware corporations and subsidiaries of Longborough Capital PLC (“Longborough”), a UK registered company. In exchange for these acquisitions, the Company delivered 18,000,000 newly issued shares of common stock to Longborough.

     Advanced Digital Components, Inc.

Advanced Digital Components, Inc. (“ADCI”), a Delaware Corporation, formed in 2003, is a development stage entity and is primarily engaged in the development of a magnetic pressure sensing (“MPS”) system which monitors the pressure inside each tire on a vehicle. ADCI has obtained a patent for the MPS system and its focus is now marketing and selling the technology. There can be no assurance that patents issued to or licensed by ADCI will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to ADCI.  The Company initially owned 86% of ADCI, and on March 30, 2009 it acquired the minority interest in ADCI holding 100% as of the date of this report.

    Global Tech International, Inc.

Global Tech International, Inc. (“GTI”) is a Delaware Corporation incorporated in 2003.  GTI is development stage entity and is primarily engaged in the developing, licensing, and marketing of plastic’s related intellectual properties developed under the 3DM Powder Impression Molding (“PIM”) system and the 3DM Blow Molding system. In addition, GTI is a developing and marketing the Surface Acoustic Wave (“SAW”) technology tire sensor which monitors the pressure inside each tire on a vehicle. GTI has obtained a patent for the SAW tire sensor and its focus is now on marketing and selling the technology. There can be no assurance that patents issued to or licensed by GTI will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to GTI. GTI is a participant in the projects of the USCAR and is currently working with General Motors, Ford and Chrysler in the field of weight reduction by the utilization of encapsulated lightweight composites.

On March 30, 2009, the Company acquired the minority interest in GTI, and it fully owns GTI as of the day of this report.

    Ecoplastifuel, Inc

Ecoplastifuel, Inc. was acquired in July 2008. The Company owns 80% of Ecoplastifuel in exchange for the issuance of 758,336 shares of common stock. Ecoplastifuel offers a patented unique catalytic process recovering useful hydrocarbons from waste plastics by converting them into valuable products, such as gasoline, diesel and lubricants, in yields of 80% to 90%. Ecoplastifuel’s technology will retrieve sufficient petrochemical energy to offer partial relief from high gasoline prices.  In addition, this process can substantially reduce the volume of plastic waste that clogs landfills, thereby contributing a significantly positive impact on the global environment.  Initially, Ecoplastifuel will concentrate on the recyclable plastic codes 2,4,5 and 6. The major concern is the cost of the waste material; however, we are confident in our abilities to procure plastic codes 2,4,5 and 6 for no cost by providing waste management companies a more economically and environmentally viable alternative.  Rather than paying for the use of landfills, waste management companies will have the opportunity to utilize this process at no cost; increasing their profit margins and polishing their environmental image.  Eventually, the hope is to utilize the 60 – 80% of plastic wastes which now end up in landfills.

Pyrolysis processing of plastic waste stream to generate diesel is a known process and has been investigated/ practiced by many countries outside of USA. Ecoplastifuel's patented process is unique because it depends on the use of a support or clay type base over which the catalyst is bound. As a result of this unique catalyst, Ecoplastifuel is able to do the conversion at a lower temperature, with product specificity (gasoline, diesel or lubricate fluids) and in very high yields.  In contrast, competing processes do not have control of their product output (almost all diesel and lubricant).  Furthermore, current processes require an extra step such as distillation.  In other words, contemporary processes take longer, require higher temperature, exhibit less control and most likely cost more.

This patent process enables Ecoplastifuel to recover high yields of energy in a profitable business model, while reducing the waste disposal costs, and improving the environment.  The final commercially viable unit will have a small footprint, housed near the point of plastic waste production or collection and produce value added hydrocarbon resources for captive use.  Ecoplastifuel’s objective is to take the process from the laboratory to full-scale production in

12 - 18 months.

    Load Hog Industries, Inc.

On November 7, 2008 LBO Capital formed Load Hog Industries, Inc., is a Michigan corporation ("Load Hog"), a 100% owned subsidiary.  LBO Capital and Load Hog has been granted by Load Hog Industries, Inc. and Neuteq, Inc., both Pennsylvania corporations, exclusive right to manufacture and sell worldwide the original “Load Hog Lift Kits” and the future enhanced “Load Hog Lift Kits,” with capability of being patented, for a term ended June 30, 2009.

Load Hog produces pneumatic lift kits which enable pickup trucks to function as light dump trucks. Load Hog provides an innovative solution which can deliver labor savings and convenient material handling advantages to building and landscape contractors, farmers, hobbyists, municipalities, and others.  Simplicity of installation and operation of the Load Hog concept uses a unique airbag lift system which takes the place of messy oil based hydraulic lift units. Load Hog truly qualifies as a 'green product.'"

Load Hog has entered into a distribution agreement with E&R Industrial Inc. ("E&R"), a privately owned Michigan corporation. Terms of the Distribution Agreement provide that E&R will distribute and sell Load Hog products within the U.S.A. and NAFTA territory.  E&R will ship Load Hog lift kits from their central distribution center in Sterling Hts., Michigan. E&R serves automotive markets nationwide including vehicle dealerships. E&R is an innovative, full-line industrial distributor committed to brand name quality products and competitive prices.

LBO Capital and Load Hog are now in the process of negotiating the assets purchase agreement with Load Hog Industries, Inc. and Neuteq, Inc., both Pennsylvania Corporations.  LBO Capital desires to acquire from Pennsylvania Corporation the right to manufacture, use, promote and sell patented “Lift Kit” technology along with the related intellectual property (“IP”) and ownership to substantially all of the tangible and intangible assets, including a customer list and website.-time delivery. The website for E&R is www.erindustrial.com

    Joint Venture with Weldmation, Inc.

On November 12, 2008, formed a Joint Venture between its subsidiary, Global Tech International, Inc. (“GTI”), located in Fraser, Michigan, and Weldmation, Inc. (``Weldmation''), a privately owned Michigan corporation located in Madison Heights. Global Ventures Technology Group, LLC (``Global Ventures''), a Michigan limited liability company to be formed, will produce innovative industrial products including composite building construction materials, automotive components and complete high tech assembly systems.

Initially, Global Ventures will be funded and it will operate from Weldmation's 60,000 square foot building. Weldmation will contribute cash plus use of its building; and Global Tech will contribute cash, licensed technology and manufacturing equipment.

Global Ventures will be licensed by Global Tech to use its proprietary Powder Impression Molding (``PIM'') system, Encapsulation Molding Technology (``EMT'') and Molecular Metamorphosis Technology (``MMT'') (protected by patents both issued and pending). Training programs will introduce technicians to unique techniques for manufacturing lightweight materials from recycled plastic waste and desired new additives such as magnesium, all ultimately encased in plastic skins, the final products allowing no harmful VOC (Volatile Organic Compounds) emissions. In many cases, Global Ventures will use feedstock of mixed plastic waste, providing advantageous ``green'' plastic waste management while, at the same time, it manufactures new and improved commercial products.

Investments

The Company owns 15,341 shares of common stock of Enercorp, Inc.,  a business development company under the Investment Company Act of 1940, as amended.  Cost basis of these shares is $9,205. Enercorp is a related party to the Company. At December 31, 2008 and 2007 these shares were valued at $384 and $767 respectively.

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

Employees

As of December 31, 2008, the Company had no employees. Current officers serve under a management agreement between the Company and First Equity Corporation, a company who’s Chairman and President is also Chairman and President of the Company.  The agreement provides for a yearly fee of $150,000 paid monthly to First Equity for supplying the Company with office space, equipment and administrative staff including the services of Chief Excecutive Officer and Chief Financial Officer.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

None

ITEM 2.   PROPERTIES

The Company currently uses office space provided by First Equity Corporation.  The space is used for purposes of administration and development. The Company believes its current facilities are sufficient for its present business activity.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a present party to any pending legal proceedings and no such proceedings were known as of the filing date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held the annual shareholders meeting on April 3, 2008.  The following Proposals were voted and approved by a majority of the shareholders:

1.

ratification of the election of the new Directors to serve until the next Annual Meeting of Shareholders and until their successors have been elected and qualified.

2.

ratification of the appointment by the Board of Directors of UHY LLP as the independent registered public accounting firm of the Company for the years ended December 31, 2001 through 2007.

3.

approval of the reinstatement of the Company’s articles of incorporation in the state of Colorado.

4.

ratification of  the conversion of debt and cancellation of interest to 4,000,000 newly issued shares of common stock of the Company and 5 year warrants to purchase 16,000,000 shares of common stock at $0.01 per share.

5.

approval of the 1 for 8 reverse split of issued and outstanding Common Stock of the Company and establish the par value on the converted shares at $0.0001 per share.

6.

ratification of the merger into LBO Capital Corp. of the common stock of 87% of Global Tech International, Inc., a Delaware  corporation,  and 86% of Advanced Digital Components, Inc., a Delaware corporation, which are subsidiaries of Longborough Capital, PLC,  a public company in the United Kingdom.

7.

approval of Employee and Director stock option plan

PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

The principal market on which the Company's common stock, $.0001 par value, is traded on the Pink Sheets.  Prices for the Common Stock have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau since March 15, 1988.  After a long period of non-trading, the stock started trading again in 2008.

The Company has never paid a dividend with respect to its Common Stock and does not intend to pay a dividend in the foreseeable future.

Units

Prices for the Units have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau since March 15, 1988.  No units were trading during 2008 and 2007.  Each Unit consists of one share of the Company's Common Stock, one Callable Class A Warrant, one Callable Class B Warrant and one Callable Class C Warrant.

Warrants

No ask or bid quotations were reported by the National Quotation Bureau, Inc. since December, 1989.

ITEM 6.   SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

#

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital Resources

The Company has engaged into the licensing of the intellectual property and technology with several third parties. The Company anticipates that there will be a revenue stream generated from the licenses fees and royalty payments. The Company has met most its cash needs from related parties financing. The Company expects to recognize revenues from its operations in the second part of fiscal 2009. The Company and its subsidiaries are in development stage, therefore it is expected that initially the Company will incur expenses related to research and development and other professional expenses.

The Company through its subsidiary GTI has plans for capital expenditures related to manufacture, delivery and installation in Douglas-Coffee County, Georgia of Powder Impression Molding (``PIM(tm)'') custom made fast line machinery, molds, tooling systems and factory equipment in the total amount of $11,000,000 from Green Tech Manufacturing, LLC (``Green Tech''), a limited liability company in Georgia. Green Tech is a wholly owned subsidiary of Gulf Coast Arms, a non-profit trust based in Texas.  An initial partial release of funds will allow custom made PIM(tm) fast line, wall panel, roofing, siding, tooling systems and other equipment to be assembled in southeastern Michigan by engineers experienced with the PIM(tm) process and its commercial applications.

Material Changes in Financial Condition

The Company had a working capital deficit of $2,078,712 at December 31, 2008.  During 2007 the Company did not operate.  This deficit is inherited mostly from the acquisition of the new subsidiaries during 2008, which are in development stage; therefore they are expected to burn more cash from financing rather than from the revenues.

Total assets increased by $18,195,928 in fiscal 2008 compared to fiscal 2007.   Liabilities increased by $4,743,909 in fiscal 2008 compared to $0 liabilities in fiscal 2007.

Results of Operations

Fiscal 2008 compared to fiscal 2007

The Company recorded $5,000 in revenues in 2008 compared to $0 revenues in 2007. Total operating expenses were $1,113,976 and $0 for 2008 and 2007, respectively. Net loss was $1,065,806 and $83,147 for 2008 and 2007, respectively.  This change in net loss is due to the operating expenses incurred during 2008.  The Company had the following operating expenses during fiscal 2008:

Warrants expense	$ 657,831
Management fees	158,000
Professional fees	126,586
Options compensation cost	95,378
Wages and contract labor	22,159
Amortization	20,883
Research and development	10,060
Miscellaneous	5,094
Insurance	4,606
Depreciation	4,067
Telephone	3,157
Rent	2,800
Patent expenses	1,918
Commissions	1,437
$ 1,113,976

Interest expense was $62,853 and $88,634 for 2008 and 2007, respectively. Also, the Company recorded $106,003 in foreign currency adjustments related to a note payable in British pounds.

Basic and diluted loss per share for the twelve months ended December 31, 2008 and 2007 was $0.14 compared to $0.05, respectively.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in the calendar year 2009.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not anticipate entering into any off-balance sheet arrangements that would have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors

#

Contractual Obligations

	December 31, 2008	Due date
Line of Credit - American Processing Plastics, Inc.	$ 2,662,218	12/31/2010
Note payable - Longborough Capital PLC	365,829	No set date
Note payable - Battleridge Secretaries Limited	100,000	No set date
Note payable - American Processing Plastics, Inc.	46,000	On demand
Total	$ 3,174,047

Recently Enacted Accounting Pronouncements

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

ITEM 7.A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required to be furnished hereunder are attached hereto under Item 15 named Exhibits.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9.A     Controls and Procedures

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

Our management, with the participation of our Chairman and Chief Executive Officer (CEO) and our Vice Chairman and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2008. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2008. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, we identified the following material weaknesses:  During the year ended December 31, 2008 the Company acquired several businesses, and encountered some difficulties in properly recording these acquisitions in the books due to lack of oversight in accounting systems of these businesses.  The Company inherited such weaknesses from these subsidiaries, and at December 31, 2008 some adjusting entries affecting the previous periods were deemed necessary. Thus, the Company has filed an amendment to the interim report on Form 10Q for September 30, 2008 reflecting these adjustments.

This annual report does not include an attestation report of the Company’s independent registered Public accounting firm regarding internal controls over financial reporting.  Management report was not subject to attestation pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report on the internal controls in the report.

Remediation and Changes in Internal Controls

Management has taken the following steps to correct these deficiencies:

Management has consolidated the accounting functions by transferring the accounting for the newly acquired subsidiaries to the main corporate office of the Company.  This will assure better control and oversight over the accounting system and staff.  In addition, there have been other changes related to cash management, such as the bank accounts and their signatories.

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2008 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9.B     Other information

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, address, age and position of each officer and director of the Company:

Name and Address                       Age                    Position                                   Term as Director

Thomas W. Itin,                              74                   President and                                Since Inception

23399 Commerce Dr, Ste B-1                           Chairman of the

Farmington Hills, MI 48335                            Board of Directors

Salvatore Parlatore,                         35                   Director                                        Since February, 2003

2937 Mix Path

Stevensville, MI  49127

Achille DiNello,                              24                  Director                                        Since April, 2008

67701 Romeo Plank Rd.

Ray, MI 48096

William Lopshire,                           56                  Director                                        Since April, 2008

707 Welshire Blvd.

45thFloor, Wells Fargo Tower

Los Angeles, CA 90017

Sebastian Moeritz,                          38                  Director                                        Since April, 2008

23399 Commerce Dr, Ste B-1

Farmington Hills, MI 48335

Majlinda Xhuti,                              32                  Chief Financial Officer                Since April, 2002

23399 Commerce Dr, Ste B-1

Farmington Hills, MI 48335

All directors of the Company will hold office until their successors have been elected and qualified or until their death, resignation or removal.  The bylaws of the Company provide that the number on the Board of Directors shall be determined by resolution of the Board of Directors.

The officers of the Company are elected at the annual meeting of the Board of Directors, approved by the shareholders and hold office until their successors are chosen and qualified or until their death, resignation or removal.

The Company is subject to Section 13(a) of the Securities Exchange Act of 1934 and is therefore not required to identify or disclose information concerning its significant employees.

There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer, except Mr. Itin and Mr. Parlatore, who is Mrs. Itin’s nephew.

Below is a summary description of educational and professional background of each executive officer and director of the Company.

Thomas W. Itin

Since inception,, Mr. Itin has  served as Chairman of the Board of Directors and President.  He formerly held positions at Williams Controls, Inc., a publicly held company, since its inception in November 1988, including Chairman and Chief Executive Officer from 1989 to 2001 and President and Treasurer from 1993 to 2001.  In May 2001, Mr. Itin became a director of LBO Capital Corp.., a publicly held business development company.  In the 1960s in Michigan, he was one of the founders of Alexander Hamilton Life Insurance Company, now part of Lincoln Financial.  Prior to entrepreneurial pursuits, he was employed by Mobil International in New York City and North Africa.  Mr. Itin served on Cornell Council and, from 1994 to 2000, was Chairman of its Technology Transfer Committee.  He received a BS degree from Cornell University and MBA degree from NYU Stern.

Salvatore M. Parlatore

Mr. Parlatore has management experience in both startup and established organizations.  Since 2002, he has been employed by Whirlpool Corporation, the #1 global appliance manufacturer, in a broad range of fields including P&L management, marketing and brand management, product development, change management, operations, consumer and market research, and online marketing.  From 1997 to 2001, Mr. Parlatore was co-founder for Nexiv, Inc., a “startup” website, hosting and internet services company, and earlier, he was with Webstyles, LLC.   During 1996-1997, he was employed by The Gettys Group, Inc. specializing in commercial real estate evaluations and renovations nationally, particularly hotel projects.  Mr. Parlatore attended Brentwood College School, Vancouver Island, Canada.  In 1996, he was awarded a BS degree from the School of Hotel Administration at Cornell and, in May 2003, an MBA degree from the University of Illinois, Champaign-Urbana.

Achille DiNello

During 2007 and 2008, Mr. DiNello was employed with Whirlpool Corporation in Benton Harbor, Michigan in the position of Associate in the Global Supply Chain Leadership Development Program.  Mr. DiNello had been involved in several business projects during his school years, including Global Technologies, Inc., and ACL Providers, LLC.  Recently, he completed an internship at Owens Corning, Inc, where he worked on EPS recycle programs, Batch Logistics Projects, and Corrugated, Polymer, Paper, and Wood recycle programs.  Graduating with High Honors, Mr. DiNello earned a Bachelor of Business Administration degree from Michigan State University in 2007.

William Lopshire

 Mr. Lopshire  currently serves as Chief Executive Officer of the International Card Establishment, Inc. Mr. Lopshire co-founded International Card Establishment, Inc. in 2002, bringing 15 years of diversified experience in the fields of law, strategic planning, finance, securities, and technology. He was appointed to his present positions in January 2003. In 1989 Mr. Lopshire founded the law firm of Lopshire & Barkan (Woodland Hills, CA),specializing in corporate and securities law. Mr. Lopshire subsequently accepted a partnership in the law firm of Manning, Marder, Kass, Ellrod & Rameriz (Los Angeles, CA), where he specialized in corporate finance, securities law, mergers and acquisitions, and international business transactions. In 1999, Mr. Lopshire became a principal in a private equity group that invested in, and provided managerial support to, several developing companies in the U.S. and abroad with diverse interests ranging from automotive parts to software development. Mr. Lopshire graduated from Michigan State University in 1985, with a Bachelor of Arts degree in Business Administration and Accounting. He earned his Juris Doctor degree from Pepperdine University School of Law in 1988. He is admitted to practice law in California and before the United States Tax Court.

Sebastian  Moeritz

Mr Moeritz is an entrepreneur with extensive business and corporate experience in a number of international markets. He is an internationally recognized figure in the field of digital video coding and its various applications being a regular speaker at industry events as well as the author of various articles and opinions in broadcast and multimedia publications. With his strong network of contacts across the technology, media and telecommunications sectors as well as in the financial community, he combines business acumen and corporate experience with technological knowledge providing a practical perspective and strategic commercial approach. Mr Moeritz has many years of working experience with both large and small companies as director or advisor and after studies in social sciences and economics; he previously specialized in property and investment with a specific focus on Russia. Mr Moeritz is also President of the MPEG Industry Forum since 2004 and has been on MPEGIF's Board of Directors since 2002 serving as Treasurer, and CEO of dicas, a developer of real-time video coding solutions, based in Germany, since 2001.

Audit committee financial expert.

The Company’s Board of Directors has determined that it has at least one audit committee financial expert serving on its committee. Mr. Parlatore Salvatore is determined to be one of these experts. Mr. Parlatore is nephew of Mr. Itin’s wife.

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

Based solely upon a review of the copies of the reports received by the Company during the year ended December 31, 2008, and written representations of the persons required to file said reports, the Company believes that such reports were not filed on a timely basis.  The Company is in the process of taking corrective actions in order to assure compliance with Section 16(a) of the Act.

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

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•

Accountability for adherence to the code

ITEM 11.   EXECUTIVE COMPENSATION

Cash Compensation.

The Company paid no cash compensation to its directors or officers, during the years 2008 and 2007.  Current officers serve under a management agreement between the Company and First Equity Corporation.  The agreement provides for a yearly fee of $150,000 paid monthly to First Equity for supplying the Company with office space, equipment and administrative staff including the services of Chief Excecutive Officer and Chief Financial Officer.

Incentive Stock Option Plan

On April 3, 2008, the shareholders of the Company approved and adopted the 2008 Stock Option Plan for employees, officers of, and consultants to, and non-employee directors of the Company (the “Stock Option Plan”) reserving an aggregate of 3,000,000 shares of common stock for issuance pursuant to the exercise of stock options which may be granted to employees, officers of, and consultants to, and non-employee directors of the Company.

The Stock Option Plan was adopted for a ten-year term. The Stock Option Plan is designed to provide additional incentive for such persons, to promote the success of the Company and to encourage the ownership of the Common Stock of the Company by such persons. The Stock Option plan is also designed to provide additional incentive for persons to become directors of the Company, to reward independent directors for past services to the Company and to encourage such persons to remain associated with the Company. The full text of the proposed Stock Option Plan is shown on Exhibit A to this proxy statement. The principal features of the Stock Option Plan are summarized below.

Plan Provisions.

Each year during the term of the Stock Option Plan, the Committee of Directors will determine the persons to whom and when options will be granted and the number of options to be granted. It also will determine which options may be options intended to qualify for special treatment as incentive stock options or non-statutory stock options, which are not intended to so qualify. The Committee of Directors also will determine the time when each option becomes exercisable, the duration of the exercise period for options and the form or forms of the agreements evidencing option granted under the plan.

The option price for each offering will be determined by the Committee of Directors and will not be less than 100% of fair market value on the date of grant of the option, except that any Incentive Option granted under the Plan to a person owning more that ten percent of the Common Stock must be at an exercise price of at least 110% of such fair market value and be for a term of not more that five years. The fair market value is defined under the Plan to be the closing sales price for such stock on any established stock exchange or a national market system or, if none, the mean between the high bid and low asked prices for the Common Stock on the date of determination or, if there are no quoted prices on the date of determination, on the last day on which there are quoted prices prior to the date of determination. In the absence of an established market for the Common Stock, the Fair Market Value shall be determined in good faith by the Administrator.

To exercise an option, the optionee must pay the full exercise price either in cash or/and securities. The expiration date of the options will be determined for each offering by the Committee of Directors but will not in any event be later than 5 years from the date of grant of the option. Options granted under the Plan may be vested immediately or in accordance with a vesting schedule determined by the Committee of Directors.

Stock Appreciation Rights (“SAR”) may be granted in connection with all or any part of an Option. SAR may entitle the Optionee to exercise the SAR by surrendering to the Company unexercised portion of the related Option. The Optionee shall receive in exchange from the Company an amount equal to the excess of the Fair Market Value on the date of exercise of the SAR of the Common Stock covered by the surrendered portion of the related Option over the exercise price of the Common Stock covered by the surrendered portion of the related Option.

 Stock Purchase Rights may be issued either alone, in addition to, or in tandem with other awards granted under the Plan and/or cash awards made outside of the Plan. After the Administrator determines that it will offer Stock Purchase Rights under the Stock Option Plan, it shall advise the Optionee in writing or electronically, of the terms, conditions and restrictions related to the offer, including the number of Shares that the Optionee shall be entitled to purchase, the price to be paid, and the time within which the Optionee must accept such offer. The offer shall be accepted by execution of an Agreement in the form determined by the Administrator.

If an optionee ceases to be employed by the Company for any reason other then death, disability, retirement or termination for cause, the Optionee may, but only within ninety (90) days after the date of such termination, exercise his or her Option or SAR to the extent that it was exercisable at the date of such cessation.  If an optionee’s employment is terminated for cause, all options held by him will terminate immediately.

If an Optionee dies while employed by the Company, or during the three-month period following termination of the optionee’s employment (other then for cause), or if the optionee retires or becomes disabled, the optionee’s options, unless previously terminated, may be exercised, whether or note otherwise exercisable, by the optionee or his legal representative or other person who acquires the options by bequest or inheritance at any time within the year following the date of death, disability or retirement of the optionee; provided, however, that if the options are Incentive options, the one-year period is limited to three months in the event of retirement.

The Committee may adopt, amend and rescind the rules and regulations as in its opinion may be advisable for the administration of the Stock Option Plan without amending the Stock Option Plan.

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

No other options were exercised under the Stock Option Plan as of December 31, 2008. The following table represents a summary of the Options activity during 2008:

Directors & Officers	Number of stock options	Exercise Price/Share	Date Granted or Change of Terms	Vested period	Vested Immediately	Shares vested each year	Shares Exercised
Thomas W. Itin	400,000	$ 0.40	5/5/2008	4 years	100,000	100,000	-
Salvatore Parlatore	400,000	$ 0.40	5/5/2008	4 years	100,000	100,000	-
Achille DiNello	400,000	$ 0.40	5/5/2008	4 years	100,000	100,000	-
William Lopshire	400,000	$ 0.40	5/5/2008	4 years	100,000	100,000	-
Sebastian Moeritz	400,000	$ 0.40	5/5/2008	4 years	100,000	100,000	-
Majlinda Xhuti	75,000	$ 0.40	5/5/2008	3 years	25,000	25,000	-
Charles Centner	100,000	$ 0.40	5/5/2008	-	100,000	-	100,000
Tatsiana Husarava	50,000	$ 0.40	5/5/2008	4 years	12,500	12,500	-

Pension Table.

The Company has no defined benefit and actuarial plan providing for payments to employees upon retirement.

Alternative Pension Plan Disclosure.

The Company has no defined benefit or actuarial plan providing for payments to employees upon retirement.

Stock Option and Stock Appreciation Rights Plans.

None

Other Compensation.

No other compensation having a value of the lesser of $100,000 or ten percent of the compensation reported in the table in paragraph (a) (1) of this Item was paid or distributed to any of the executive officers, individually or as a group, during the years ended December 31, 2008 or 2007.

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

Other Arrangements.

None

Termination of Employment and Change of Control Arrangement.

None.

#

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains information as of December 31, 2008 with respect to beneficial ownership of the Company's Common stock by each person known by the Company to be the beneficial owner of more than five percent thereof, by the executive officers and directors of the Company and by all executive officers and directors of the Company as a group:

Name of beneficiary	Common Shares	Percentage

Longborough Capital, PLC	18,000,000*	82.30%
Thomas W. Itin	665,281**	3.04%
Charles W. Centner	100,000*	0.46%
Directors and officers as a group	765,281*	3.50%

(*)      Without giving effect to the exercise of outstanding public warrants.

(**)   These shares are held of record by entities of which Mr. Itin is either a principal or a beneficiary.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Certain Business Relationships.

The Company has an agreement with First Equity Corporation, which supplies management services and office space to the Company.  The agreement provides for a yearly fee of $150,000 paid monthly to First Equity for supplying the Company with office space, equipment and administrative staff including the services of Chief Excecutive Officer and Chief Financial Officer.  First Equity is a related party to Mr. Thomas W. Itin, President and Chairman of the Board of Directors.  His wife has a controlling interest in First Equity.

Director Independence

We have five directors.  Thomas W. Itin, Achille DiNello and Salvatore Parlatore, are not considered independent directors.  Sebastian Moeritz and William Lopshire are considered independent directors.  The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15).

ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed for services performed by the independent registered public accounting firm, UHY LLP for each of the years ended December 31, 2008, and 2007, respectively are:

	2008	2007
Audit	$64,200	$ 5,500
Audit Related	24,700	-
Taxes	-	-

The firm of UHY LLP (“UHY”) acts as our principal independent registered public accounting firm.  Through December 31, 2008, UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) from which it leases auditing staff who were full time, permanent employees of Advisors and through which UHY’s partners provide non-audit services.  UHY has no full time employees and therefore, none of the audit services performed were provided by full time employees of UHY.  UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

ITEM 15.   EXHIBITS

The following documents are filed as a part of this report Form 10-K immediately following the signature page.

(1) Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-2
Consolidated Statements of Operations for each of the years in the two-year period ended December 31, 2008	F-3
Consolidated Statements of Changes in Stockholders' Equity for each of the years in the two-year period ended December 31, 2008	F-4
Consolidated Statements of Cash Flows for each of the years in the two-year period ended December 31, 2008	F-5
Notes to Consolidated Financial Statements	F-6-F20
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

LBO CAPITAL CORP.

(Company)

By: /s/ Thomas W. Itin

            President and CEO

Date:    April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated,

on April 15, 2009.

Signature:   /s/ Thomas W. Itin

                    Chairman of the Board of Directors,

                    President & Chief Excecutive Officer

Signature: /s/ Salvatore Parlatore

                     Director

Signature: /s/ Achille DiNello

                     Director

Signature: /s/ William Lopshire

                     Director

Signature: /s/ Sebastian Moeritz

                     Director

Signature: /s/ Majlinda Xhuti

                    Chief Financial Officer

#

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

LBO Capital Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of LBO Capital Corp. and Subsidiaries (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LBO Capital Corp. and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Southfield, Michigan

April 15, 2009

LBO CAPITAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$ 2,595	$ -
Marketable securities	384	767
Total current assets	2,979	767
Property and equipment, net	28,757	-

Other Assets
Goodwill	17,200,454	-
Intangible assets, net	917,205	-
Deposits	47,300	-
Total other assets	18,164,959	-
Total assets	18,196,695	767

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	59,539	-
Accounts payable-related party	1,144
Accrued consulting fees	131,000	-
Accrued expenses	476,585	-
Accrued wages	289,983	-
Interest payable	611,631
Note payable-related parties	511,829	-
Total current liabilities	2,081,711	-
Long-Term Liabilities
Note Payable-related party	2,662,218	-
Total liabilities	4,743,909	-
Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $0.0001 par value, 100 million shares authorized, 21,870,866 and 2,012,530 shares outstanding at December 31, 2008 and December 31, 2007, respectively.	2,187	201
Additional paid in capital	16,889,162	2,372,939
Accumulated deficit	(3,429,762)	(2,363,936)
Other comprehensive loss	(8,821)	(8,437)
Total stockholders' equity	13,452,766	767
Total liabilities and stockholders' equity	$ 18,196,695	$ 767

See notes to consolidated financial statements

F- #

LBO CAPITAL CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

                                      For the years ended December 31

	2008	2007
Revenues
Licensing revenues	$ 5,000	$ -
Expenses
Wages and contract labor	22,159	-
Rent	2,800	-
Management fees	158,000	-
Professional fees	126,586	-
Research and development	10,060
Commissions	1,437	-
Insurance	4,606	-
Telephone	3,157	-
Depreciation	4,067	-
Amortization	20,883	-
Patent expenses	1,918	-
Warrants expense	657,831	-
Options compensation cost	95,378	-
Miscellaneous	5,094	-
Total operating expenses	1,113,976	-
Other income(expense)
Interest expense	(62,853)	(88,634)
Foreign currency transaction gains	106,003	-
Extinguishment of debts	-	5,487
Total other income(expense)	43,150	(83,147)
Net Loss	(1,065,826)	(83,147)
Weighted average number of
common stock outstanding	7,878,242	1,513,870

Basic and diluted loss per share	$ (0.14)	$ (0.05)

See notes to the consolidated financial statements

F- #

LBO CAPITAL CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2008 and 2007

	Number of Common Stock Shares	Amount		Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders' Equity (Deficit)

Balances at January 1, 2007	1,512,530	151	624,153	(2,280,789)	(3,069)	(1,659,554)
Issuance of 4 million shares of common stock	4,000,000	400	843,734	-	-	844,134
Effect of 1 for 8 reverse stock split on common
stock issued during 2007	(3,500,000)	(350)	350	-	-	-
Extinguishment of related party debt	-	-	904,702	-	-	904,702
Unrealized Loss on Available for Sale Securities	-	-	-	-	(5,368)	(5,368)
Net loss	-	-	-	(83,147)	-	(83,147)
Balances at December 31, 2007	2,012,530	201	2,372,939	(2,363,936)	(8,437)	767
Issuance of 19,858,335 million shares of common stock	19,858,336	1,986	13,745,414			13,747,400
Cash contributions			25,000			25,000
Paid in capital-warrants			657,831			657,831
Paid in capital-stock options			87,978			87,978
Unrealized Loss on Available for Sale Securities					(384)	(384)
Net loss				(1,065,826)		(1,065,826)
Balances at December 31, 2008	21,870,866	$ 2,187	$16,889,162	$(3,429,762)	$ (8,821)	$ 13,452,766

See notes to consolidated financial statements

F-#

LBO CAPITAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008 and 2007

	2008	2007

Operating activities:
Net loss	$ (1,065,826)	$ (83,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,067
Amortization	20,883
Warrant Expense	657,831
Compensation Cost-Stock Options	95,378
Changes in assets and liabilities
Increase (Decrease) in:
Accounts payable and accrued liabilities	92,409	(5,486)
Interest payable	62,853	88,633
Total adjustments	933,421	83,147
Net cash used in operating activities	(132,405)	-
Financing activities
Cash provided from capital contributions	25,000	-
Cash provided from notes payable	32,377	-
Payment of note payable	(2,377)	-
Exercise of stock options	40,000	-
Exercise of warrants	40,000
Net cash provided by financing activities	135,000	-
Net increase in cash	2,595	-
Cash and cash equivalents:
Balance of cash at the beginning of period	-	-
Balance of cash at the end of period	$ 2,595	$ -

Supplemental disclosures of cash flow information
Cash paid for interest	$ -	$ -
Increase in paid in capital due to extinguishments of debts	-	904,702
Increase in paid in capital due to public warrants	657,831	-
Increase in paid in capital due to stock options	87,978	-
Issuance of 4 million shares of common stock, par value $0.0001	-	844,134
Issuance of 19,858,336 million shares of common stock, par value $0.0001	$ 13,745,414	$ -

See notes to consolidated financial statements

LBO CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Organization and Business

 LBO Capital Corp. (the "Company" or “LBO Capital”) was incorporated on October 8, 1987.  LBO Capital strives to acquire intellectual property and technology; and further, it actively seeks to identify operating companies which could benefit from licensing its owned technology and intellectual property.  During 2008, the Company acquired several technology companies through equity transactions.

Subsidiaries of LBO Capital Corp.

On September 15, 2008, the Company completed the acquisition of 86% of the common stock of Advanced Digital Components, Inc., and 87% of the common stock of Global Tech International, Inc., both Delaware corporations and subsidiaries of Longborough Capital PLC (“Longborough”), a UK registered company. In exchange for these acquisitions, the Company delivered 18,000,000 newly issued shares of common stock to Longborough.

     Advanced Digital Components, Inc.

Advanced Digital Components, Inc. (“ADCI”), a Delaware Corporation, formed in 2003, is a development stage entity and is primarily engaged in the development of magnetic pressure sensing (“MPS”) system which monitors the pressure inside each tire on a vehicle. ADCI has obtained a patent for the MPS system and its focus is now marketing and selling the technology. There can be no assurance that patents issued to or licensed by ADCI will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to ADCI.  The Company initially owned 86% of ADCI, and on March 30, 2009 it acquired the minority interest in ADCI holding 100% as of the date of this report.

     Global Tech International, Inc.

GTI is a Delaware Corporation incorporated in 2003.  GTI is development stage entity and is primarily engaged in the developing, licensing, and marketing of plastic’s related intellectual properties developed under the 3DM Powder Impression Molding (“PIM”) system and the 3DM Blow Molding system. In addition, GTI is developing and marketing the Surface Acoustic Wave (“SAW”) technology tire sensor which monitors the pressure inside each tire on a vehicle. GTI has obtained a patent for the SAW tire sensor and its focus is now on marketing and selling the technology. There can be no assurance that patents issued to or licensed by GTI will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to GTI. GTI is a participant in the projects of the USCAR and is currently working with General Motors, Ford and Chrysler in the field of weight reduction by the utilization of encapsulated lightweight composites.  On March 30, 2009, the Company acquired the minority interest in GTI, and it fully owns GTI as of the day of this report.

     Ecoplastifuel, Inc

Ecoplastifuel, Inc. (“ECO”) was acquired in July 2008. The Company owns 80% of ECO in exchange for the issuance of 758,336 shares of commons stock. ECO offers a patented unique catalytic process recovering useful hydrocarbons from waste plastics by converting them into valuable products, such as gasoline, diesel and lubricants, in yields of 80% to 90%. ECO technology will retrieve sufficient petrochemical energy to offer partial relief from high gasoline prices.

In addition, this process can substantially reduce the volume of plastic waste that clogs landfills, thereby contributing a significantly positive impact on the global environment.  Initially, ECO will concentrate on the recyclable plastic codes 2,4,5 and 6. The major concern is the cost of the waste material; however, we are confident in our abilities to procure plastic codes 2,4,5 and 6 for no cost by providing waste management companies a more economically and environmentally viable alternative.  Rather than paying for the use of landfills, waste management companies will have the opportunity to utilize this process at no cost; increasing their profit margins and polishing their environmental image.  Eventually, the hope is to utilize the 60 – 80% of plastic wastes which now end up in landfills.

Pyrolysis processing of plastic waste stream to generate diesel is a known process and has been investigated/ practiced by many countries outside of USA. ECO patented process is unique because it depends on the use of a support or clay type base over which the catalyst is bound. As a result of this unique catalyst, ECO is able to do the conversion at a lower temperature, with product specificity (gasoline, diesel or lubricate fluids) and in very high yields.  In contrast, competing processes do not have control of their product output (almost all diesel and lubricant).  Furthermore, current processes require an extra step such as distillation.  In other words, contemporary processes take longer, require higher temperature, exhibit less control and most likely cost more.

This patented process enables ECO to recover high yields of energy in a profitable business model, while reducing the waste disposal costs, and improving the environment.  The final commercially viable unit will have a small footprint, housed near the point of plastic waste production or collection and produce value added hydrocarbon resources for captive use.  ECO’s objective is to take the process from the laboratory to full-scale production in

12 - 18 months.

     Load Hog Industries, Inc.

On November 7, 2008 LBO Capital formed Load Hog Industries, Inc., is a Michigan corporation ("Load Hog"), a 100% owned subsidiary.  LBO Capital and Load Hog has been granted by Load Hog Industries, Inc. and Neuteq, Inc., both Pennsylvania corporations, exclusive right to manufacture and sell worldwide the original “Load Hog Lift Kits” and the future enhanced “Load Hog Lift Kits,” with capability of being patented, for a term ended June 30, 2009.Load Hog produces pneumatic lift kits which enable pickup trucks to function as light dump trucks. Load Hog provides an innovative solution which can deliver labor savings and convenient material handling advantages to building and landscape contractors, farmers, hobbyists, municipalities, and others.  Simplicity of installation and operation of the Load Hog concept uses a unique airbag lift system which takes the place of messy oil based hydraulic lift units. Load Hog truly qualifies as a 'green product.'"

Load Hog has entered into a distribution agreement with E&R Industrial Inc. ("E&R"), a privately owned Michigan corporation. Terms of the Distribution Agreement provide that E&R will distribute and sell Load Hog products within the U.S.A. and NAFTA territory.  E&R will ship Load Hog lift kits from their central distribution center in Sterling Hts., Michigan. E&R serves automotive markets nationwide including vehicle dealerships. E&R is an innovative, full-line industrial distributor committed to brand name quality products, competitive prices, and on-time delivery. The website for E&R is www.erindustrial.com

LBO Capital and Load Hog are now in the process of negotiating the assets purchase agreement with Load Hog Industries, Inc. and Neuteq, Inc., both Pennsylvania Corporations.  LBO Capital desires to acquire from Pennsylvania Corporation the right to manufacture, use, promote and sell patented “Lift Kit” technology along with the related intellectual property (“IP”) and ownership to substantially all of the tangible and intangible assets, including a customer list and website.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less cash equivalents.

Concentration of Credit Risk

The Company from time to time during the years covered by these financial statements may have bank balances in excess of its insured limits.  Management has deemed this as a normal business risk.

Property and Equipment

The Company capitalizes expenditures for property and equipment.  Expenditures for repairs and maintenance are charged to operating expenses.  Property and equipment are carried at cost.  These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.  Adjustments of the assets and related accumulated depreciation accounts are made for property and equipment retirements and disposals, with the resulting gain or loss included in the statement of operations.

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets.

Intangible Assets

Intangible asset in LBO Capital consists of a licensing and royalty agreement between the Company and Environmental Recycling Technologies, PLC, for rights to certain intellectual property.  This license was awarded to LBO Capital on November 1, 2008 and it is being amortized over 15 years and 1 month.

Intangible assets in GTI consist of a patent and a licensing agreement with 3DM Worldwide PLC for rights to certain intellectual property.  The licensing agreement is being amortized over the length of the agreement.

Intangible asset in ADCI consists of a patent which was awarded to ADCI on April 25, 2006.  Patents are amortized on a straight-line basis over the estimated useful life of 14 years.

Amortization expense for the next five years is estimated to be $20,883 per year, or a total of approximately $105,000.

Research and Development

Research and development costs are expensed as incurred.  Total research and development expense was $10,060 and $-0- for each of the years ended December 31, 2008 and 2007.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits.   As of December 31, 2008, the Company had no unrecognized tax benefits due to uncertain tax positions.

Net Loss Per Share

Net loss per share is computed using weighted average shares outstanding without giving effect to the common stock equivalents, as the effect would be antidilutive.

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

Note 2.  Acquisitions

On September 15, 2008, the Company completed the acquisition of 87% of the common stock of GTI and 86% of the common stock of ADCI both Delaware corporations and subsidiaries of Longborough Capital PLC (“Longborough”), a UK registered company. Longborough, a developer of technologies, is continuing to position itself as a player on the global level of automotive original equipment manufacturers (OEMs) and other strategic partners. ADCI and GTI, working alongside commercial partners, can offer clients a complete, total solution package. Additionally, the merger with the Company will enhance the commercial profile and status of the company while providing investors and shareholders a visible value of their investment.

In exchange for these acquisitions, the Company delivered 18,000,000 newly issued shares of common stock to Longborough.  These shares were valued at $12,500,000.  Purchase method of accounting was used to account for the acquisition.  The purchase price was allocated as follows:

	GTI	ADCI	Total
	09/15/08	09/15/08
Assets
Current Assets
Cash	$ 4,213	$ 53	$ 4,266
Marketable Securities	-	-	-
Accounts receivable-related party	-	-	-
Related party loans receivable	-	43,600	43,600
Prepaid expenses	-	1,232	1,232
Property and Equipment, Net	30,621	2,205	32,826
Intangible assets	255,992	57,097	313,089
Deposits	800	-	800
Total assets	291,626	104,187	395,813
Liabilities
Accounts payable	10,445	30,125	40,570
Accrued MGM Fees	-	462,041	462,041
Accrued Interest	266,385	282,431	548,816
Accrued payroll	275,149	-	275,149
Accrued rent	15,771	-	15,771
Accrued professional fees	20,333	-	20,333
Other accrued expenses	1,490	-	1,490
Related party loans payable	43,600	-	43,600
Notes payable-short term	571,832	-	571,832
Note Payable-long term	1,068,912	1,512,754	2,581,666
Total liabilities	$ 2,273,917	$ 2,287,351	$ 4,561,268

The excess of the purchase price over the total net assets was allocated to goodwill in the amount of $16,665,454.  The accompanying consolidated financial statements include operations of $(86,491) for GTI and ADCI for the period September 15, 2008 through December 31, 2008.

On July 23, 2008 the Company completed a transaction on the purchase of 80% of common stock of Ecoplastifuel, Inc., (“ECO”) a Delaware Corporation in exchange for 758,336 shares of LBO Capital common stock.  These shares were valued at $535,000 and this amount was allocated 100% to goodwill due to the fact that ECO had total net worth of $-0- at July 23, 2008.  The accompanying consolidated financial statements include operations of $(7,054) for ECO for the period July 23, 2008 through December 31, 2008.

ECO offers a patented unique catalytic process recovering useful hydrocarbons from waste plastics by converting them into valuable products, such as gasoline, diesel and lubricants, in yields of 80% to 90%. ECO’s technology will retrieve sufficient petrochemical energy to offer partial relief from high gasoline prices.

Note 3.  Marketable Securities

The Company owns 15,341 shares of common stock of Enercorp, Inc., a business development company under the Investment Company Act of 1940, as amended.  Cost basis of these shares is $9,205.  Enercorp is a related party to the Company. At December 31, 2008 and 2007 these shares were valued at $384 and $767, respectively.

Note 4.   Deposits

The Company recorded a $46,500 deposit for the purchase of inventory of Load Hog.  This transaction has not been completed, and is pending full accounting for the inventory.

F-#

LBO CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5.  Property and Equipment, Net

Property and equipment consists of the following:

	December 31, 2008	December 31, 2007

Leasehold improvements	$ 9,599	$ -
Computers	6,917	-
Equipment	68,527	-
Furniture	1,102
	86,145
Less accumulated depreciation	(57,388)	-
	$ 28,757	$ -

Note 6.  Intangible Assets, Net

Intangible assets consist of the following:

	December 31, 2008	December 31, 2007
Licensing agreement	$ 941,514	$ -
Patent	30,517	-
	972,031
Less accumulated amortization	(54,826)	-
	$ 917,205	$ -

Note 7.   Goodwill

Total goodwill of $17,200,454 is comprised of two components:  $ 16,665,454 of goodwill rising from the acquisition of 87% of GTI and 86% of ADCI in September, 2008, and $535,000 of goodwill rising from the acquisition of 80% of ECO in July 2008.  Goodwill is tested annually for impairment based guidance provided by SFAS 142.  Management conducted the impairment test on goodwill as of December 31, 2008 using the discounted cash flow method in order to determine fair values of the acquired subsidiaries at December 31, 2008.  Based on this method, management concluded that no goodwill impairment was deemed necessary as of December 31, 2008.

F-#

LBO CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8.   Notes  Payable-Related parties

The Company has available through its subsidiaries ADCI and GTI a revolving line of credit agreement with American Plastics Processing Products, Inc., (“AP3”) a related party, dated April 1, 2003 with a maturity of December 31, 2010.  The agreement provides for maximum borrowings of a total of $6,000,000 with interest charged at a rate of 8%.  The Company had outstanding balance of 2,662,218 and $-0- at December 31, 2008 and 2007, respectively.

GTI has a note payable to Longborough Capital PLC, which paid for licensing agreements with 3DM Worldwide PLC, as described above in Note 1 under “Organization and business”.  This note is non-interest bearing and has no maturity date.  The note is subject to foreign currency translation adjustments and any gain or loss is reflected on the statement of operations.  At December 31, 2008 and 2007 the outstanding balance owed on a consolidated basis was $365,829 and $-0-, respectively.

On May 6, 2005, GTI borrowed $100,000 from Battleridge Secretaries Limited. The note bears interest at 5% and has no set maturity date.

During December 2008, the Company borrowed $30,000 from AP3 directly.  This note bears interest at 7% per annum and is due on demand.  Also, in November 2008, the Company borrowed $16,000 from AP3 through Load Hog Industries, Inc. (“Load Hog”). This note is due on demand and bears interest at 8% per annum. No payments were made on these notes during the year 2008.

Note 9.   Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2008	December 31, 2007
Accrued rent	$ 14,171	$ -
Accrued professional fees	460,924	-
Accrued other expenses	1,490	-
	$ 476,585	$ -

Most of the professional fees consist of research, development and accounting fees.

Note 10.   Foreign Currency Transactions

The Company’s functional currency for all United States operations is the U.S. Dollar.  Non-monetary assets and liabilities are translated at the historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year.  Gains and losses from foreign currency transactions are included in current results of operations.

For the years ending December 31, 2008 and 2007, the aggregate foreign currency transaction gain included in operations totaled $106,003 and $-0-, respectively.

Note 11.   Notes payables transactions in 2007

Note Purchase Agreement.

Effective December 31, 2007, Quorum Capital, Inc., the major creditor in the Company, assigned $337,654 of note receivable and $904,702 of interest receivable from the Company, to American Plastics Processing Products Inc (“AP3”).

Conversion of the Notes to Equity

Effective December 31, 2007, AP3 agreed to convert $337,654 of note receivable and $904,702 of interest receivable from the Company into 200,000 newly issued shares of Company’s common stock and 1,000,000 warrants to purchase shares of common stock of the Company at $0.08 per share.

Also, effective December 31, 2007, Quorum Capital, Inc agreed to convert $506,481 of remaining note receivable from the Company into 300,000 newly issued common shares of Company’s stock and  1,000,000 warrants to purchase shares of common stock of the Company at $0.08 per share.

Note 12.   Capital Stock

Public warrants

The Company has 375,000 Class A Warrants, 375,000 Class B Warrants and 375,000 Class C Warrants.  Class A warrant entitles the warrant holder to purchase one share of common stock for $4.00, each Class B warrant entitles the warrant holder to purchase one share of common stock for $6.00, and each Class C common stock purchase warrant entitles the warrant holder to purchase one share of common for $8.00.  The Class A, B and C warrants were originally exercisable within twelve, eighteen and twenty-four months respectively, from February 26, 1988.  All warrants have been extended until July 25, 2009.  As of the day of this report, no warrants have been exercised.  The Company has the right to call any or all warrants at a redemption price of $.0008 per warrant.

Private Warrants

Effective December 31, 2007, the Company extended 162,500 warrants granted to its directors until July 25, 2009.  Each warrant enables the owner to purchase one share of common stock for $.04 per share.  This extension was effectively a new issuance of warrants.  The Company’s common stock had a fair market value of $0.0001 as of the extension date.  Based on the valuation model (Black Scholes) used by the Company these warrants had no intrinsic value upon issuance, thus no amount was allocated to them.

Also, effective December 31, 2007, the Board of Directors approved the issuance of 250,000 warrants to Quorum Capital, Inc and American Plastics Processing Products, Inc. along with the shares of stock discussed above “Conversion of the Notes to Equity” as an incentive to convert its debt.  The warrants expire on December 31, 2012.  Each warrant Class E entitles the holder to purchase one share of common stock of the Company at $0.01 per share. The Company’s common stock had a fair market value of $0 as of the grant date.  Based on the valuation model (Black-Scholes) used by the Company these warrants had no intrinsic value upon issuance, thus no amount was allocated to them.

On May 7, 2008, the Company affected the 1 – for - 8 reverse stock split of its issued and outstanding common shares and all of the other securities related to common stock.  At the close of business day on May 7, 2008, there were 2,015,530 shares of common stock issued and outstanding.  The Company recorded the effect of the 1- for – 8 reverse split of its common shares as of December 31, 2007.  Therefore, the amounts represented in the Equity section of the balance sheet as of December 31, 2007  have been reclassified in order to reflect the 1-for 8 reverse split.

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

On May 9, 2008, the Board of Directors extended the expiration date of 162,500 private warrants until May 5, 2013.  These warrants were initially set to expire on June 3, 2008 and were owned by Thomas W. Itin, Chairman of the Company, since 1994. Each warrant enables the owner to purchase one share of common stock for $.32 per share.  Also, on May 9, 2008 the Board of Directors extended the expiration date until May 5, 2013 for 375,000 private Warrants owned by Mr. Itin since 1994.  Each warrant enables the owner to purchase one share of common stock for $.32 per share.

Extension of the expiration date of these warrants represents a modification of their terms, therefore based on Statement of Financial Accounting Standards No. 123 (R) “SFAS 123 (R)”, the modification of terms of an award that makes it more valuable shall be treated as an exchange of an original award for a new award resulting in additional expense for the incremental difference in value.  Thus, the incremental value of $657,831 was recognized as warrant expense on May 9, 2008.  These warrants are represented on the face of the balance sheet as Additional Paid in Capital-Warrants. The Company used the Binomial Tree Warrant Calculator Model to fair value these warrants. The Binomial Tree Warrant Calculator Model requires subjective assumptions, including future stock price volatility, exercise price of the warrant, interest rate equal to U.S. Treasury rate with the same maturity as the warrants and expected time to exercise the warrants.

On October 31, 2008 American Plastics Processing Products, Inc. exercised 500,000 privately held Warrants (see 5. Extinguishment of liabilities)  and purchased 500,000 shares of common stock of LBO Capital at the purchase price of $0.08 per share subject to the SEC Rule 144 restrictions.

Also, on October 31, 2008 the Company issued 500,000 shares of common stock of LBO Capital to Environmental Recycling Technologies, PLC, in exchange for a License and Royalty Agreement between LBO Capital and Environmental Recycling Technologies, PLC.

Note 13.  Stock Based-Compensation

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

On May 5, 2008, each of the five members of the Board of Directors were granted Stock Options to purchase 400,000 shares of common stock at $0.40 per share vesting over a 4-year period.  The Board of Directors considered this equity compensation plan to be a good incentive for the members of the Board.  Total number of the shares awarded to all the directors is 2,000,000.  On May 5, 2008 the officers and employees of the Company were granted Stock Options to purchase a total of 225,000 shares of common stock at $0.40 per share.  On June 30, 2008 an officer of the company exercised his Options rights under the Qualified Stock Option Agreement to purchase 100,000 shares of common stock at $0.40 per share subject to the SEC Rule 144 restrictions.  As of the date of this report no other options were exercised under the Stock Option Plan.

SFAS No. 123 R, Share-Based Payment, requires the use of a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to calculate the fair value of stock-based awards. The BSM option-pricing model incorporates various assumptions including expected volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and other relevant factors including implied volatility in market traded options on the Company’s common stock. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. Stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the BSM option-pricing model and is recognized as expense ratably on a straight-line basis over the requisite service period.

The compensation expense incurred by the Company is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period.

F-#

LBO CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table shows the assumptions the Company uses in calculating the fair value of stock option compensation:

	2008	2007
Expected life of stock options	5 years	-
Interest rate—stock options	3.14%	-
Volatility—stock options	11.60%	-
Fair value of stock options granted during the year	$95,378	$ -0-

The following table represents a summary of stock options activity during 2008 and 2007.

	Options Outstanding			Options Exercisable
	Shares	Weighted Average Exercise Price	Average Remaining Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price
Options outstanding at January 1, 2007	-	-	-	-	-
Granted	-	-	-	-	-
Exercisable	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Forfeited	-	-	-	-	-
Options outstanding at December 31, 2007	-	-	-	-	-
Granted	2,225,000	$ 0.40	3.35	637,500	$ 0.40
Exercisable	-	-	-	637,500	-
Exercised	100,000	$ 0.40	3.35	100,000	$ 0.40
Expired	-	-	-	-	-
Forfeited	-	-	-	-	-
Options outstanding at December 31, 2008	2,125,000			537,500	$ 0.40

Note 14.  Income Taxes

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the years ended December 31:

	2008	2007
Income tax benefit at the statutory rate	$ 362,374	$ 28,270
Valuation allowance	(362,374)	(28,270)
Total income taxes	$ -	$ -

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  The Company’s net operating loss from previous years cannot be carried forward due to change of control that took place in 2008.

No tax benefit has been reported in the financial statements as the utilization of the tax benefits related to the carry-forward is not assured.  Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by valuation allowance of the same amount.

Note 15.   Subsequent Events

LBO Capital received a purchase order dated January 23, 2009 for the manufacture, delivery and installation in Douglas-Coffee County, Georgia of Powder Impression Molding (``PIM(tm)'') custom made fast line machinery, molds, tooling systems and factory equipment in the total amount of $11,000,000 from Green Tech Manufacturing, LLC (``Green Tech''), a limited liability company in Georgia. Green Tech is a wholly owned subsidiary of Gulf Coast Arms, a non-profit trust based in Texas. Project financing and location were obtained with guidance from SEEC Advisory Group, Inc.

On February 29, 2009, LBO Capital and its wholly owned subsidiary, Load Hog Industries, Inc., a Michigan corporation, entered into a distribution agreement with E&R Industrial Inc. (``E&R''), a privately owned Michigan corporation. Terms of the Distribution Agreement provide that E&R will distribute and sell Load Hog products within the U.S.A. and NAFTA territory.

On December 31, 2008 the Board of Directors ratified and approved a proposal made by Longborough Capital, PLC, parent Company of LBO Capital, of obtaining a 100% control over Advanced Digital Components and Global Tech International subsidiaries.

LBO Capital offered to Advanced Digital Components remaining shareholders, who as of December 31, 2008 had ownership of 11,791,000 shares of Advanced Digital Components common stock, which represented 14.38%, to exchange their shares of common stock for LBO Capital newly issued shares of common stock based on 25-for-8 ratio. As a result of the exchange completed on March 30, 2009, every twenty five (25) shares of Advanced Digital Components common stock were exchanged for eight (8) newly issued shares of LBO Capital common stock subject to Rule 144 restriction legend. On March 30, 20009 LBO Capital issued 3,773,119 shares of common stock to ADCI minority shareholders and acquired 100% control over Advanced Digital Components.

Furthermore, LBO Capital offered to Global Tech International remaining shareholders, who as of December 31, 2008 had ownership of 12,381,333 shares of Global Tech International common stock, which represent 15.16%, to exchange their shares of common stock for LBO Capital newly issued shares of common stock based on 25-for-12 ratio. As a result of the exchange completed on March 30, 2009, every twenty five (25) shares of Global Tech International common stock were exchanged for twelve (12) newly issued shares of LBO Capital common stock subject to Rule 144 restriction legend. On March 30, 2009, LBO Capital issued 5,943,042 shares of common stock to GTI remaining shareholders and acquired 100% control over Global Tech International.  The total number of LBO shares of common stock issued on March 30, 2009 for the purpose of completing the aforementioned transaction was 9,716,161.

Note 16.  Commitments and Contingencies

    On November 11, 2008, the Company signed a license and royalty agreement with ENRT.  The Company issued 500,000 shares of common stock to ENRT for this agreement.  There were no required minimum royalties for 2008. In 2009 and 2010 the Company is required to make minimum royalty payments of 100,000 and 250,000 British pounds, respectively. These royalties are payable at the end of each calendar year.

 Contingencies

None

Note 17.   Recent Accounting Pronouncements

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

F-#

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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

I, Thomas W. Itin certify that:

1.	I have reviewed this Annual Report on Form 10-K of LBO Capital Corp.;

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

Date: April 15, 2009

/s/ Thomas W. Itin
Chief Executive Officer

EXHIBIT 31.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

I, Majlinda Xhuti, certify that:

1.	I have reviewed this Annual Report on Form 10-K of LBO Capital, Corp.

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

Date: April 15, 2009

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

1.

the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 15, 2009

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

1.

the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 15, 2009

/s/Majlinda Xhuti.

Chief Financial Officer