Form 10-Q/A
period 2008-09-30
LBO CAPITAL CORP
filed 2009-05-15
CIK 753557

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

Explanatory Note:

The Company is filing this amended report on Form 10Q/A to make the following changes to the report on Form 10Q for September 30, 2008:

1.   Revised the September 30, 2008 balances in the Consolidated Balance Sheet that relate to subsidiaries Advanced Digital Components, Inc. (‘ADCI’) and Global Technologies, Inc. (“GTI”) to conform with the balances that we have calculated in our accounting system, which system was transferred in the main corporate office of the Company subsequent to the acquisition of these subsidiaries.  Based on a review of the balances of ADCI and GTI as of September 30, 2008, management concluded that balances that were initially provided to us by the then accounting staff of ADCI and GTI were not correct.

2.   Revised the September 30, 2008 balances in the  Consolidated Income Statement for the three and nine months ended September 30, 2008 to conform with the balances that we have recorded subsequent to the acquisition of ADCI and GTI in our accounting system in the main office. The reason for this change is same as the above.

3.   Revised the September 30, 2008 balances in the Consolidated Statement of Cash Flow for September 30, 2008.  These balances are recalculated based on the revised numbers represented in the Consolidated Balance sheet at September 30, 2008 and Consolidated Income Statement for the nine months September 30, 2008.

4.   Revised the balances shown in the “Unaudited Pro Forma Financial Information” footnote for the three and nine months ended September 30, 2008 to conform with the amended Consolidated Income Statements.

5.   Revised Item. 2  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, to conform with the revised financial statements represented in this report.

6.   Revised  Item 4T. “Controls and Procedures” to represent the revised management opinion that our internal controls were not effective as of September 30, 2008 due to the subsequent findings of accounting inaccuracies related to subsidiaries ADCI and GTI financial statements.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

LBO Capital Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash	$ 19,417	$ -
Marketable securities	384	767
Accounts receivable	-	-
Prepaid expenses	1,232	-
Total current assets	21,033	767

Property and Equipment, net	32,244	-

Other Assets
Goodwill	17,200,454	-
Intangible assets, net	311,092	-
Deposits	6,300	-
Total other assets	17,517,846	-
Total assets	17,571,123	767

LIABILITIES & STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	59,182	-
Accrued consulting fees	585,141	-
Accrued expenses	47,993	-
Interest payable	557,469	-
Accrued wages	275,149	-
Note payable-related party	545,531	-
Total current liabilities	2,070,465	-
Long-Term Liabilities
Note Payable-related party	2,581,666	-
Total liabilities	4,652,131	-
Commitments and contingencies
Stockholders' Equity
Common stock, $0.0001 par value, 100 million shares authorized, 20,870,866 and 2,012,530 shares outstanding at September 30, 2008 and December 31, 2007, respectively.	2,087	201
Additional paid in capital	15,478,453	2,372,939
Additional paid in capital-stock options	69,902	-
Additional paid in capital-warrants	657,831	-
Accumulated Deficit	(3,280,460)	(2,363,935)
Other comprehensive loss	(8,821)	(8,438)
Total stockholders' equity	12,918,992	767
Total liabilities and stockholders' equity	$ 17,571,123	$ 767

See notes to condensed unaudited consolidated financial statements

LBO Capital Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenues
Licensing revenues	$ 5,000	$ -	$ 5,000	$ -
Costs and expenses
Wages	712	-	712	-
Rent	400	-	400	-
Management fees	112,500	-	112,500	-
Professional fees	32,806	-	71,441	-
Maintenance	205	-	205	-
Insurance	658	-	658	-
Utilities	-	-	-	-
Telephone	343	-	343	-
Research & Development	10,060	-	10,060	-
Meals and travels	276	-	276	-
Dues and Subscriptions	-	-	100	-
Office Supplies	1,747	-	2,194	-
Depreciation	582	-	582	-
Amortization	1,997	-	1,997	-
Postage, printing & reproduction	16	-	17	-
Taxes	-	-	-	-
Patents	2,299	-	2,299	-
Warrants expense	-	-	657,831	-
Options compensation cost	18,076	-	77,302	-
Miscellaneous	180	-	217	-
Total operating expenses	182,857	-	939,134	-

Interest expense	(8,677)	(22,324)	(8,691)	(66,294)
Foreign currency adjustment	26,301		26,301
Net Loss	$ (160,233)	$ (22,324)	$ (916,524)	$ (66,294)

Weighted Average Number of
Common Shares Outstanding	5,819,960	1,512,500	3,391,302	1,512,500

Basic and Diluted Loss per Share	$ (0.03)	$ (0.02)	$ (0.28)	$ (0.04)

See notes to condensed unaudited consolidated financial statements

LBO Capital Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2008	September 30, 2007

Operating activities:
Net loss	$ (916,524)	$ (66,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	582	-
Amortization	1,997	-
Warrant Expense	657,831	-
Compensation Cost-Stock Options	77,302	-
Changes in assets and liabilities:
Increase (Decrease) in:
Accounts payable and accrued liabilities	125,541	-
Interest payable	7,689	66,294
Total adjustments	870,941	66,294
Net cash used in operating activities	(45,583)	-

Financing activities
Cash provided from contributions	25,000	-
Cash provided from notes payable	2,377	-
Payment of note payable	(2,377)	-
Common shares issued upon exercise of stock options	40,000	-
Net cash provided by financing activities	65,000	-
Net increase in cash	19,417	-
Cash and cash equivalents:
Balance of cash at the beginning of period	$ -	-
Balance of cash at the end of period	$ 19,417	$ -

Supplemental disclosures of cash flow information
Cash paid for interest	-	-

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

The unaudited pro forma financial information for the three and nine-months ended September 30, 2007 combines the historical results of GTI and ADIC for the three and nine-months ended September 30, 2007.  ECO did not have any operations prior to fiscal year 2008.

	Three Months Ended
	September 30,
	2008	2007

Revenues	$20,000	$-
Net loss	$(279,413)	$(189,369)
Basic and diluted loss per share	$(0.02)	$(0.01)

	Nine Months Ended
	September 30,
	2008	2007

Revenues	$20,000	$-
Net loss	$(1,415,528)	$(620,760)
Basic and diluted loss per share	$(0.27)	$(0.04)

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

Results of Operations-Three months ended September 30, 2008 vs. September 30, 2007

The consolidated statement of operations for the three-months ended September 30, 2008 includes the results of operations of the three newly acquired subsidiaries, ADCI, GTI and ECO. ADCI and GTI were acquired effective September 15, 2008 and ECO was acquired effective July 23, 2008

The Company recorded net loss of $160,233 for this period compared to a net loss of $22,324 for the same period last year. The increase in the net loss is primarily related to the acquisition of GTI, ADCI and ECO, which are development stage enterprises.  The Company had $5,000 in licensing revenues for this period.

Management fees were $112,500, research and development expense was $10,060 and professional fees were $32,806 for this period.  Wages were $712 during this period.  The Company recorded $8,677 of interest expense on the related party note payable. Last year the Company incurred $22,324 of interest expense on the related party note payable, subsequently sold and/or converted to equity.  Amortization and depreciation were $1,997 and $582 for this period.

Results of Operations-Nine months ended September 30, 2008 vs. September 30, 2007

The consolidated statement of operations for the nine-months ended September 30, 2008 includes the results of operations of the three newly acquired subsidiaries, ADCI, GTI and ECO. ADCI and GTI were acquired effective September 15, 2008 and ECO was acquired effective July 23, 2008.

The Company recorded net loss of $916,524 for this period compared to a net loss of $66,294 for the same period last year. The increase in the net loss is primarily related to the warrant expense of $657,831 and the compensation cost of $77,302 for the stock options issued pursuant to the Stock Option Plan. Also, the acquisition of ADCI, GTI, and ECO has contributed to the rest of the expenses as shown on the face of this statement.

Management fees were $112,500, research and development expense was $10,060 and professional fees were $71,441 for this period.  Wages were $712 during this period.  The Company recorded $8,691 of interest expense on the related party note payable. For the same period of last year the Company incurred $66,294 of interest expense on the related party note payable, subsequently sold and/or converted to equity.  Amortization and depreciation were $1,997 and $582 for this period.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2008, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment was to determine whether our internal control over financial reporting was effective as of September 30, 2008. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2008, we identified the following material weaknesses:  During 2008 the Company acquired several businesses, and encountered some difficulties in properly recording these acquisitions in the books due to lack of oversight in accounting systems of these businesses.  The Company inherited such weaknesses from these subsidiaries, and at September 30, 2008 many adjusting entries affecting the financial statements represented in this interim report were deemed necessary. Thus, the Company has filed an amendment to this interim report on Form 10Q for September 30, 2008 reflecting these adjustments.

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

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended September 30, 2008 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

LBO CAPITAL CORP.

(Registrant)

/s/ Thomas W. Itin                                                                                     Date: May 15, 2009

Thomas W. Itin, President,

Chief Executive Officer

/s/ Majlinda Xhuti                                                                                     Date:   May 15, 2009

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

     Date: May 15, 2009

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

    Date: May 15, 2009

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

Dated: May 15, 2009

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

Dated: May 15, 2009

/s/Majlinda Xhuti.

Chief Financial Officer