Form 10-Q
period 2009-03-31
LBO CAPITAL CORP
filed 2009-05-19
CIK 753557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes   X           No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   _     No  _

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

As of March 31, 2009 a total of 31,587,027 shares, $.0001 par value common stock, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LBO Capital Corp. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS
Current Assets
Cash	$ 118,423	$ 2,595
Marketable securities	384	384
Accounts receivable	126,026	-
Inventories	2,991
Prepaid expenses	24,721	-
Total current assets	272,545	2,979
Property and Equipment, Net	25,318	28,757
Other Assets
Goodwill	16,639,123	16,639,123
Intangible assets, net	894,866	917,205
Deposits	49,300	47,300
Total other assets	17,583,289	17,603,628
Total assets	17,881,152	17,635,364
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	47,085	59,539
Accounts payable-related party	-	1,144
Unearned revenues	33,750	-
Accrued management fees	118,500	131,000
Accrued expenses	479,384	476,585
Interest payable	666,320	611,631
Accrued wages	307,342	289,983
Notes payable-related party	505,381	511,829
Total current liabilities	2,157,762	2,081,711
Long-Term Liabilities
Note Payable-related party	2,673,952	2,662,218
Total liabilities	4,831,714	4,743,929
Stockholders' Equity:
LBO Capital Corp. Stockholders' Equity:
Common stock, $0.0001 par value, 100 million shares authorized, 31,587,027 and 21,870,866 shares outstanding at March 31, 2009 and December 31, 2008, respectively.	3,159	2,187
Additional paid in capital	16,372,433	16,889,162
Accumulated deficit	(3,315,569)	(3,429,762)
Other comprehensive loss	(8,821)	(8,821)
Total LBO Capital Corp. stockholders’ equity	13,051,202	13,452,766
Non-Controlling Interest	(1,764)	(561,331)
Total stockholders’ equity	13,049,438	12,891,435
Total liabilities and stockholders’ equity	$ 17,881,152	$ 17,635,364

See notes to unaudited consolidated financial statements

LBO Capital Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2009	2008
Revenues
Sales Income	$ 700,000	$ -
Cost of goods sold	(300,000)	-
Gross profit	400,000	-
Operating Expenses
Rent	29,734	-
Management fees	61,500	-
Professional fees	54,600	10,000
Stock transfer agent fees	-	3,050
Maintenance	14,000	-
Insurance	1,316	-
Depreciation	3,439	-
Amortization	22,339	-
Patent expenses	1,998	-
Options compensation cost	18,076	-
Miscellaneous	6,423	20
Total operating expenses	213,425	13,070
Other income (expenses)
Interest expense	(54,696)	-
Foreign currency transaction gain	8,048	-
Total other (expenses), net	(46,648)	-
Net income (loss)	139,927	(13,070)
Less: Net income attributable to non-controlling interest	25,734	-
Net income (loss) attributable to LBO Capital Corp.	$ 114,193	$ (13,070)
Net earnings (loss) per share:
Basic	$ 0.005	$ (0.006)
Diluted	$ 0.005	$ (0.006)
Weighted average number of common shares outstanding:
Basic	22,086,781	2,015,500
Diluted	24,213,108	2,015,500

See notes to unaudited consolidated financial statements

LBO Capital Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31, 2009	March 31, 2008
Operating activities
Net income (loss) attributable to LBO Capital Corp.	$ 114,193	$ (13,070)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-controlling interest	25,734	-
Depreciation	3,439	-
Amortization	22,339	-
Foreign currency transaction gain	(8,048)	-
Compensation cost-stock options	18,076	-
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable and prepaid expenses	(126,581)	(11,930)
Inventories	(2,991)	-
Deposits	(26,166)	-
Increase (decrease) in:
Accounts payable and accrued liabilities	27,810	5,000
Interest payable	54,689	-
Total adjustments	(11,699)	(6,930)
Net cash provided by (used in) operating activities	102,494	(20,000)
Financing activities
Proceeds from notes payable	14,334	-
Payments of notes payable	(1,000)	-
Proceeds from capital contributions	-	20,000
Net cash provided by financing activities	13,334	20,000
Net increase in cash	115,828	-
Cash and cash equivalents:
Balance of cash at the beginning of period	2,595	-
Balance of cash at the end of period	$ 118,423	$ -

Supplemental disclosures of cash flow information
Cash paid for interest	-	-
Common stock issued to acquire non-controlling interests, 9,716,161 shares, par value $0.0001	3,373,667	-

See notes to unaudited consolidated financial statements

LBO Capital Corp. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2009 and 2008

 Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by LBO Capital Corp. and Subsidiaries (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.  These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results or operations and cash flows for the periods and dates presented.  Interim operating results are not necessarily indicative of operating results for the full year.

Organization and Business

LBO Capital Corp. (the "Company" or “LBO Capital”) originally founded in 1987, has recently moved to acquire innovative technologies with significant Intellectual Property (“IP”) assets for potential worldwide commercialization.  The company has identified several key market opportunities and is the majority stake holder in four U.S. based subsidiaries.  The subsidiary companies are leading innovators that have developed advanced technologies and other high level intellectual property with particular reference to the automotive, plastics, energy generation, sensor and environmental fields.  With the backing of LBO Capital Corp., these valuable IP assets are being leveraged for the purpose of licensing, spin-off, merger and/or buy-out

On September 15, 2008, the Company completed the acquisition of 86% of the common stock of Advanced Digital Components, Inc., (“ADCI”) and 87% of the common stock of Global Tech International, Inc., (“GTI”) both Delaware corporations and subsidiaries of Longborough Capital PLC (“Longborough”), a UK registered company. In exchange for these acquisitions, the Company delivered 18,000,000 newly issued shares of common stock to Longborough.  On March 30, 2009, the Company acquired the minority interests in ADCI and GTI becoming a 100% owner of these subsidiaries.  The Company issued 9,716,161 shares of common stock to the minority shareholders in exchange for gaining 100% control over ADCI and GTI.

ADCI, formed in 2003, is primarily engaged in the development of magnetic pressure sensing (“MPS”) system which monitors the pressure inside each tire on a vehicle. ADCI has obtained a patent for the MPS system and its focus is now marketing and selling the technology. There can be no assurance that patents issued to or licensed by ADCI will not be challenged, invalidated, or circumvented, or that the rights granted there under will provide proprietary protection or competitive advantages to ADCI.

GTI was incorporated in 2003.  GTI is primarily engaged in the developing, licensing, and marketing of plastic’s related intellectual properties developed under the 3DM Powder Impression Molding (“PIM”) system and the 3DM Blow Molding system. In addition, GTI is developing and marketing the Surface Acoustic Wave (“SAW”) technology tire sensor which monitors the pressure inside each tire on a vehicle. GTI has obtained a patent for the SAW tire sensor and its focus is now on marketing and selling the technology. There can be no assurance that patents issued to or licensed by GTI will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to GTI. GTI is a participant in the projects of the USCAR and is currently working with General Motors, Ford and Chrysler in the field of weight reduction by the utilization of encapsulated lightweight composites.

In July 2008, the Company acquired 80% of Ecoplastifuel, Inc. (“ECO”) in exchange for the issuance of 758,336 shares of commons stock. ECO offers a patented unique catalytic process recovering useful hydrocarbons from waste plastics by converting them into valuable products, such as gasoline, diesel and lubricants, in yields of 80% to 90%. ECO technology will retrieve sufficient petrochemical energy to offer partial relief from high gasoline prices.

In addition, this process can substantially reduce the volume of plastic waste that clogs landfills, thereby contributing a significantly positive impact on the global environment.  Initially, ECO will concentrate on the recyclable plastic codes 2, 4, 5 and 6. The major concern is the cost of the waste material; however, we are confident in our abilities to procure plastic codes 2, 4 ,5 and 6 for no cost by providing waste management companies a more economically and environmentally viable alternative.  Rather than paying for the use of landfills, waste management companies will have the opportunity to utilize this process at no cost; increasing their profit margins and polishing their environmental image.  Eventually, the hope is to utilize the 60 – 80% of plastic wastes which now end up in landfills.

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

On November 7, 2008, LBO Capital formed Load Hog Industries, Inc., is a Michigan corporation ("Load Hog"), a 100% owned subsidiary.  LBO Capital and Load Hog has been granted by Load Hog Industries, Inc. and Neuteq, Inc., both Pennsylvania corporations, exclusive right to manufacture and sell worldwide the original “Load Hog Lift Kits” and the future enhanced “Load Hog Lift Kits,” with capability of being patented, for a term ended June 30, 2009.Load Hog produces pneumatic lift kits which enable pickup trucks to function as light dump trucks. Load Hog provides an innovative solution which can deliver labor savings and convenient material handling advantages to building and landscape contractors, farmers, hobbyists, municipalities, and others.  Simplicity of installation and operation of the Load Hog concept uses a unique airbag lift system which takes the place of messy oil based hydraulic lift units. Load Hog truly qualifies as a 'green product.'"

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

Fair Value Measurements

Effective January 1, 2009, the Company adopted SFAS No. 157. This statement defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements.

SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair  value might fall in different levels of the fair value hierarchy.   SFAS 157 requires that certain liabilities be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety.  Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value of the hierarchy.  The Company classifies the fair value balances based on the fair value hierarchy defined by SFAS No. 157 as follows:

Level  1.  Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

Level 2. Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level  3.  Consist of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2009 and the hierarchy in which these assets and liabilities are classified:

                                                                                                                              Total at

Assets                                     Level 1            Level 2        Level 3        March 31, 2009

Investments                             $    384                $    -                $   -                         $384

Total assets at fair value           $    384                $    -                $   -                         $384

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries ADCI, GTI, ECO and Load Hog. All significant inter-company transactions and balances have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less cash equivalents.

Revenue Recognition

The Company recognizes revenues when the services are performed. Royalty revenues are recognized when they are earned as provided on the royalty agreements.  The Company is involved in building a Powder Impression Molding (``PIM(tm)'') custom made ‘fast line’ assembly, molds, tooling systems and factory equipment for GreenTech Manufacturing, Inc., (“GreenTech”) based in Georgia.  Revenues from this project are recognized when the specific jobs are completed, which triggers the billings for earned revenues.

Accounts Receivable, net

The Company evaluates its accounts receivables and establishes an allowance for doubtful accounts, when deemed necessary, based on the history of past write-offs and collections and current credit conditions.

Inventories

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

Amortization expense for the next five years is estimated to be $90,000 per year, or a total of approximately $450,000.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits.   As of March 31, 2009, and December 31, 2008 the Company had no unrecognized tax benefits due to uncertain tax positions.

Net Income (Loss) Per Share

Net loss per share is computed using weighted average shares outstanding giving effect to the common stock equivalents such as private warrants and stock options. Public warrants would have had an antidilutive effect at March 31, 2009; therefore they are not included in the calculation of the diluted shares.  Weighted average common shares outstanding basic and diluted at March 31, 2009 are 22,086,781 and 24,213,108, respectively.

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

Note 2.   Marketable Securities

The Company's marketable securities available for sale consist of 15,341 shares of common stock of Enercorp, Inc., an affiliate of the Company.  They are recorded at fair value.  Cost basis was $9,205 at both March 31, 2009 and December 31, 2008.  Fair value on both March 31, 2009 and December 31, 2008 was $384.

Note  3. Accounts Receivable

At March 31, 2009, the accounts receivable consist of $126,000 due from Capital Plus Partners, LLC, a factoring company, and $26 due from a related party.  The Company entered into a factoring agreement with Capital Plus Partners, LLC, on March 12, 2009.  Pursuant to this agreement, the Company sold, transferred and assigned to Capital Plus Partners, LLC $700,000 of accounts receivable from GreenTech Manufacturing, Inc. (“GreenTech”).  On March 16, 2009 the Company received an advance of $560,000 from Capital Plus, LLC leaving a balance of $140,000 due from factor. On March 31, 2009 the balance was reduced by the commission and factoring discount that was paid at the rate of 1% of the $700,000 purchase price for the first 15 days and 1% for each 15 day period elapsed from the date the advance was made until paid in full.  Capital Plus Partners, LLC is scheduled to collect in full accounts receivable from GreenTech by May 24, 2009.

Note  4.  Prepaid Expenses

At March 31, 2009, prepaid expenses consist of $24,166 of prepaid rent and $555 of an advance. On February 1, 2009, the Company entered into a one year lease agreement with VPT Properties, LLC, for $155,000 payable in three installments starting March, 26, 2009, June 20, 2009, and August 20, 2009.   A purchase option is available for $965,000.   There were no prepaid expenses at December 31, 2008.

Note 5.  Property and Equipment, Net

Property and equipment consists of the following:

	March 31, 2009	December 31, 2008

Leasehold improvements	$ 9,599	$ 9,599
Computers	6,917	6,917
Equipment	68,527	68,527
Furniture	1,102	1,102
	86,145	86,145
Less accumulated depreciation	(60,827)	(57,388)
	$ 25,318	$ 28,757

Note 6.  Intangible Assets, Net

Intangible assets consist of the following:

	March 31, 2009	December 31, 2008
Licensing agreement	$ 941,514	$ 941,514
Patent	30,517	30,517
	972,031	972,031
Less accumulated amortization	(77,165)	(54,826)
	$ 894,866	$ 917,205

Note 7.  Goodwill

At March 31, 2009, goodwill consists of $16,104,123 from the 100% acquisition of ADCI and GTI, and $535,000 from the 80% acquisition of ECO.  Goodwill is tested annually for impairment based guidance provided by SFAS 142.  Management conducted the impairment test on goodwill as of December 31, 2008 using the discounted cash flow method, in order to determine fair values of the acquired subsidiaries at December 31, 2008.  Based on this method, management concluded that no goodwill impairment was deemed necessary as of December 31, 2008.

Note 8.   Deposits

The Company recorded a $46,500 deposit for the purchase of inventory of Load Hog.  This transaction has not been completed, and is pending full accounting for the inventory.

	March 31, 2009	December 31, 2008
Inventory	$ 46,500	$ 46,500
Rent	2,300	800
Utilities	500	-
	$ 49,300	$ 47,300

Note 9.   Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2009	December 31, 2008
Accrued rent	$ 12,971	$ 14,171
Accrued professional fees	464,923	460,924
Accrued other expenses	1,490	1,490
	$ 479,384	$ 476,585

Most of the professional fees consist of research, development and accounting fees.

Note 10.   Notes  Payable-Related parties

The Company has available through its subsidiaries ADCI and GTI a revolving line of credit agreement with American Plastics Processing Products, Inc., (“AP3”) a related party, dated April 1, 2003 with a maturity of December 31, 2010.  The agreement provides for maximum borrowings of a total of $6,000,000 with interest charged at a rate of 8%.  The Company had outstanding balance of 2,673,952 and 2,662,218 at March 31, 2009 and December 31, 2008, respectively.  There were no interest or principal payments during the three-month period ended March 31, 2009.

GTI has a note payable to Longborough Capital PLC, which paid for licensing agreements with 3DM Worldwide PLC, as described above in Note 1 under “Organization and business”.  This note is non-interest bearing and has no maturity date.  The note is subject to foreign currency translation adjustments and any gain or loss is reflected on the statement of operations.  At March 31, 2009 and December 31, 2008 the outstanding balance owed was $357,781 and $365,829, respectively.

On May 6, 2005, GTI borrowed $100,000 from Battleridge Secretaries Limited. The note bears interest at 5% and has no set maturity date.

The Company owes $30,500 to AP3, with an interest at 7% per annum. This note is due on demand.  Also, the Company has borrowed an additional $17,100 from AP3 through Load Hog. This note is due on demand, and it bears interest at 8% per annum. No payments were made on these notes during the three-month period ended March 31, 2009.

Note 11.   Foreign Currency Transactions

The Company’s functional currency for all United States operations is the U.S. Dollar.  Non-monetary assets and liabilities are translated at the historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year.  Gains and losses from foreign currency transactions are included in current results of operations.  For the three-month period ending March 31, 2009 and 2008, the aggregate foreign currency transaction gain included in operations totaled $8,048 and $-0-, respectively.

Note 12.  Capital Stock

Common Stock

The Company has 31,587,027 shares of common stock issued and outstanding as of May 15, 2009.  The Company has 100,000,000 shares of common stock authorized, par value $0.0001.  During this reporting period ended March 31, 2009, the Company issued 9,716,161 shares of common stock to acquire the minority interests of ADCI and GTI.  There were no other stock transactions during the three-month period ended March 31, 2009.

Public warrants

The Company has 375,000 Class A Warrants, 375,000 Class B Warrants and 375,000 Class C Warrants.  Class A warrant entitles the warrant holder to purchase one share of common stock for $4.00, each Class B warrant entitles the warrant holder to purchase one share of common stock for $6.00, and each Class C common stock purchase warrant entitles the warrant holder to purchase one share of common for $8.00.  All warrants have been extended until July 25, 2009.  As of the day of this report, no warrants have been exercised.  The Company has the right to call any or all warrants at a redemption price of $.0008 per warrant.  The Company’s common stock had a lower fair market value than $4 as of the extension date.  Based on the valuation model (Black-Scholes) these warrants had no intrinsic value upon issuance, therefore no expense was recognized on January 25, 2009, the day they were extended.

Private Warrants

The Company has 537,500 Class E Private Warrants which are extended until May 5, 2013.  These warrants belong to Thomas W. Itin, Chairman of the Company. Each warrant enables the owner to purchase one share of common stock for $.32 per share.  The Company recognized $ 657,831 of expense due to the extension of the expiry date of these warrants in May 2008, which represents a modification of their terms, therefore based on Statement of Financial Accounting Standards No. 123 (R) “SFAS 123 (R)”, the modification of terms of an award that makes it more valuable shall be treated as an exchange of an original award for a new award resulting in additional expense for the incremental difference in value. The Company used the Binomial Tree Warrant Calculator Model to fair value these warrants. The Binomial Tree Warrant Calculator Model requires subjective assumptions, including future stock price volatility, exercise price of the warrant, interest rate equal to U.S. Treasury rate with the same maturity as the warrants and expected time to exercise the warrants.

The Company currently has 1,000,000 and 500,000 Class E Private Warrants owned by Quorum Capital, Inc (“QC”) and AP3, respectively.  Each warrant enables the holder to purchase one share of common stock of the Company for $0.08 per share. They expire December 31, 2012.  On October 31, 2008, AP3 had exercised 500,000 warrants for 500,000 shares of common stock of the Company at $0.08 per share subject to the SEC Rule 144 restrictions.

Note 13.  Unaudited Pro Forma Financial Information

The unaudited pro forma financial information for the three-month period ended March 31, 2008 presented in the table below summarizes the combined results of operations of LBO Capital, GTI, and ADCI on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2008.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2008. The pro forma financial information presented includes the addition of goodwill as a result of the acquisition as well as elimination of receivable and payable balances between the companies.

The unaudited pro forma financial information for the three-months ended March 31, 2008 combines the historical results of LBO Capital, GTI and ADCI for the three-months ended March 31, 2008.  ECO did not have any operations prior to July 2008.

Three-Months Ended March 31, 2008

Revenues	$ -0-
Net Loss	(200,660)
Basic and Diluted Loss per Share	$(0.10)

Note 14.  Changes in Ownership Interest in the Subsidiaries

The schedule below discloses the effect of changes in the LBO Capital’s interest in its subsidiaries on LBO Capital’s equity.

	March 31, 2009	March 31, 2008
Net income attributable to LBO Capital Corp.	$ 114,193	$ 13,070
Transfers to non-controlling interests:
Decrease in the Company's paid in capital for the purchase of the 100% of the non-controlling interests in ADCI and GTI.	(534,805)	-
Net transfers to non-controlling interests	(534,805)	-
Change from net income attributable to LBO Capital Corp. and transfers to non-controlling interests	$ (420,612)	$ 13,070

Note 15.  Recently Enacted Pronouncements

The following are new accounting standards and interpretations that may be applicable to the Company in the future:

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS No. 157-4”). FSP 157-4 amends FASB Statement No.157, Fair Value Measurements, to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability significantly decreased in relation to market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. SFAS No. 157-4 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued SFAS No. 107-1, “Interim Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107-1”). FSP 107-1 amends FASB Statement No.107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financials information at interim reporting periods. SFAS No. 107-1 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No.107-1 on its consolidated results of operations and financial condition.

In April 2009, the FASB issued SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS No. 115-2 and No. 124-2”). FSP 115-2 and FSP No. 124-2 provides new guidance on the recognition of an Other-Than-Temporary-Impairments (OTTI) and provides some new disclosure requirements. SFAS No. 115-2 and FSP No. 124-2 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

In April 2009 FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. GAAP.  FSP FAS 142-3 becomes effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years with prospective application.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on its consolidated results of operations and financial condition.

 Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of
                     Operations.

Website Access to SEC Reports:

The Company’s website is www.lbocapitalcorp.com. The Company’s 2008 Annual Report on Form 10-K, current reports on Form 8-K and all other reports filed with the SEC, are available free of charge on the Investor Relations page. The website is updated as soon as reasonably practical after such reports are filed electronically with the SEC.

Forward-Looking Statements:

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes.

Results of Operations
Three months ended March 31, 2009 compared to three months ended March 31, 2008:

The consolidated statement of operations for the three-months ended March 31, 2009 includes the results of operations of the three newly acquired subsidiaries, ADCI, GTI, ECO and Load Hog.

The Company recorded a net income of $114,193 for this period compared to a net loss of $13,070 for the same period last year. Revenues were $700,000 and $0 for the three-month periods ended March 31, 2009 and 2008, respectively.  Last year the Company did not have any operating activities until it acquired the above subsidiaries in late 2008.  This year’s revenues are related to a contract with Green Tech to build a Powder Impression Molding (``PIM(tm)'') custom made fast line machinery, molds, tooling systems and factory equipment in the total amount of $11,000,000, in Douglas-Coffee County, Georgia.

The Company’s total operating expenses were $213,425 for the three months ended March 31, 2009, an increase of $200,355 from the same quarter last year.  This is due to the fact that the Company is now a viable business due to the restructuring and is in the growing phase. The Company had the following operating expenses:

	March 31, 2009	March 31, 2008
Rent	$ 29,734	$ -
Management fees	61,500	-
Professional fees	54,600	10,000
Stock transfer agent fees	-	3,050
Maintenance	14,000	-
Insurance	1,316	-
Depreciation	3,439	-
Amortization	22,339	-
Patent expenses	1,998	-
Options compensation cost	18,076	-
Miscellaneous	6,423	20
	$ 213,425	$ 13,070

Interest expense was $54,696 and foreign currency gain was $8,048 for the three-month period ended March 31, 2009 compared to $0 of interest and foreign currency gain for the same period last year.

During the three months ended March 31, 2009, net income per share, basic and diluted, increased to $0.005 compared to a net loss of $0.006 for the same period last year.

Liquidity and Capital Resources:

The Company has engaged into the licensing of the intellectual property and technology with several third parties. Also, the Company is engaged in building manufacturing lines using its expertise in many areas of technology. We anticipate that there will be a significant revenue stream generated from the manufacturing contracts, licenses fees and royalty payments. The Company recognized $700,000 in revenues from operations during this period.

The Company has an agreement with Green Tech to build a Powder Impression Molding (``PIM(tm)'') custom made fast line machinery, molds, tooling systems and factory equipment in the total amount of $11,000,000, in Douglas-Coffee County, Georgia.   Green Tech is a limited liability company in Georgia. Green Tech is a wholly owned subsidiary of Gulf Coast Arms, a non-profit trust based in Texas.  An initial partial release of $700,000 allowed custom made PIM(tm) fast line, wall panel, roofing, siding, tooling systems and other equipment to be assembled in southeastern Michigan by engineers experienced with the PIM(tm) process and its commercial applications.  This project is expected to be completed in 2009.  We anticipate recognizing over $11,000,000 in revenues for fiscal 2009.

Off-Balance Sheet Arrangements:

We have not entered into any off-balance sheet arrangements and do not anticipate entering into any off-balance sheet arrangements that would have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Contractual Obligations

	March 31, 2009	Due date
Line of Credit - American Processing Plastics, Inc.	$ 2,673,952	12/31/2010
Note payable - Longborough Capital PLC	357,781	No set date
Note payable - Battleridge Secretaries Limited	100,000	No set date
Notes payable - American Processing Plastics, Inc.	47,600	On demand
Total	$ 3,179,333

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the "Certifying Officers"), as appropriate, to allow for timely decisions regarding required disclosure.

As of March 31, 2009, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Controls over Financial Reporting:

There was no change in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

None

Item 1A.     Risk Factors

We are aware of the following risk factors, which might have an impact on the Company’s operations in the future. Other risk factors might arise in the future due to the changes in the environment in which the Company operates.

Access to liquidity could affect the Company’s plans for expansion.  Current stringent credit markets are not so favorable to the Company’s needs for liquidity; however the related parties have been supportive of the Company’s cash needs by loaning private capital to the Company.  Our customers’ liquidity issues might have a material impact on our operations also.

There can be no assurance that patents issued to or licensed by ADCI and GTI will not be challenged, invalidated, or circumvented, or that the rights granted there under will provide proprietary protection or competitive advantages to ADCI and GTI.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.      Defaults upon Senior Securities

None

Item 4.     Submissions of matters to a vote of security holders

None

Item 5.    Other information

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

LBO CAPITAL CORP.

(Registrant)

/s/ Thomas W. Itin                                                                                     Date: May 19, 2009

Thomas W. Itin, President,

Chief Executive Officer

/s/ Majlinda Xhuti                                                                                     Date:   May 19, 2009

Majlinda Xhuti, Chief Financial Officer

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

    Date: May 19, 2009

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

    Date: May 19, 2009

/s/ Majlinda Xhuti
Chief Financial Officer

EXHIBIT 32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Thomas W. Itin, Chief Executive Officer of LBO Capital Corp. (the “Company”), hereby certify pursuant to 18 U.S.C. section 1350, as adopted ursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.

the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 19, 2009

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

1.

the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 19, 2009

/s/Majlinda Xhuti.

Chief Financial Officer