Form 10-Q
period 2009-06-30
LBO CAPITAL CORP
filed 2009-08-19
CIK 753557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

As of August 19, 2009 a total of 31,587,027 shares, $.0001 par value common stock, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LBO Capital Corp. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	Unaudited
ASSETS
Current Assets
Cash	$ 565	$ 2,595
Marketable securities	920	384
Accounts receivable	63,000	-
Inventory	71,152	-
Total current assets	135,637	2,979
Property and Equipment, Net	40,073	28,757
Other Assets
Goodwill	16,639,123	16,639,123
Intangible assets, net	872,527	917,205
Deposits	1,300	47,300
Total other assets	17,512,950	17,603,628
Total assets	$ 17,688,660	$ 17,635,364
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 104,820	$ 59,539
Accounts payable-related party	-	1,144
Unearned revenues	33,750	-
Accrued consulting fees	196,000	131,000
Accrued expenses	572,503	476,585
Interest payable	721,745	611,631
Accrued wages	325,342	289,983
Notes payable-related party	586,141	511,829
Total current liabilities	2,540,301	2,081,711
Long-Term Liabilities
Note Payable-related party	2,598,376	2,662,218
Total liabilities	5,138,677	4,743,929
Commitments and Contingencies	-	-
Stockholders’ Equity:
LBO Capital Corp. Stockholders’ Equity:
Common stock, $0.0001 par value, 100 million shares authorized, 31,587,027 and 21,870,866 shares outstanding at June 30, 2009 and December 31, 2008, respectively.	3,159	2,187
Additional paid-in capital	16,419,780	16,889,162
Accumulated deficit	(3,863,986)	(3,429,762)
Other comprehensive loss	(8,285)	(8,821)
Total LBO Capital Corp. stockholders’ equity	12,550,668	13,452,766
Non-Controlling Interest	(685)	(561,331)
Total stockholders’ equity	12,549,983	12,891,435
Total liabilities and stockholders’ equity	$ 17,688,660	$ 17,635,364

See notes to unaudited consolidated financial statements

LBO Capital Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Revenues	$ 1,375	$ -	$ 701,375	$ -
Cost of goods sold	(651)	-	(300,651)	-
Gross profit	724	-	400,724	-
Operating Expenses
Royalties	80,000	-	80,000	-
Rent	50,066	-	80,283	-
Management fees	61,500	-	123,000	-
Professional fees	81,711	19,100	129,711	29,100
Commissions	63,225	-	77,225	-
Stock transfer agent fees	1,106	6,485	1,761	9,535
Insurance	2,619	-	3,935	-
Depreciation	4,260	-	7,699	-
Amortization	22,338	-	44,679	-
Patent expenses	1,557	-	3,555	-
Options compensation cost	47,347	59,226	65,423	59,226
Warrants cost	-	657,831	-	657,831
Materials and repairs	4,638	-	4,212	-
Dues and subscriptions	3,792	-	3,817	-
Gas and oil	1,694	-	4,898	-
Telephone	3,655	-	6,135	-
Meals and travels	1,885	-	3,566	-
Miscellaneous	3,945	567	8,863	586
Total operating expenses	435,338	743,209	648,762	756,278
Other expenses
Interest expense	(55,424)	(14)	(110,120)	(14)
Foreign currency transaction loss	(57,300)	-	(49,253)	-
Total other expenses	(112,724)	(14)	(159,373)	(14)
Net loss	(547,338)	(743,223)	(407,411)	(756,292)
Less: Net income (loss) attributable to non-controlling interest	(285)	-	26,813	-
Net loss attributable to LBO Capital Corp.	$ (547,053)	$ (743,223)	$ (434,224)	$ (756,292)

Net loss per share basic and diluted	$ (0.02)	$ (0.38)	$ (0.02)	$ (0.37)
Weighted average number of common shares outstanding basic and diluted	31,587,027	2,013,629	26,863,148	2,013,079

See notes to unaudited consolidated financial statements

LBO Capital Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30, 2009	June 30, 2008
Operating activities
Net loss attributable to LBO Capital Corp.	$ (434,224)	$ (756,292)
Adjustments to reconcile net loss to net cash flows from operating activities:
Non-controlling interest	26,813	-
Depreciation	7,699	-
Amortization	44,679	-
Foreign currency transaction loss	49,253	-
Compensation cost-stock options	65,423	59,226
Compensation cost-warrants	-	657,831
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(63,000)	-
Inventory	(71,152)	-
Deposits	46,000	-
Increase (decrease) in:
Accounts payable and accrued liabilities	274,163	13,500
Interest payable	110,114	14
Total adjustments	489,992	730,571
Net cash provided by (used in) operating activities	55,768	(25,721)
Investing activities
Purchase of property and equipment	(19,015)	-
Net cash used in investing activities	(19,015)	-

Financing activities
Cash provided from exercise of stock options	-	40,000
Proceeds from notes payable	82,052	2,376
Payments of notes payable	(120,835)	-
Proceeds from capital contributions	-	25,000
Net cash provided by (used in) financing activities	(38,783)	67,376
Net change in cash	(2,030)	41,655
Cash and cash equivalents:
Balance at the beginning of period	2,595	-
Balance at the end of period	$ 565	$ 41,655

Supplemental disclosures of cash flow information
Cash paid for interest	$ -	$ -
Common stock issued, 9,716,161 shares, par value $0.0001	3,373,667	-

See notes to unaudited consolidated financial statements

LBO Capital Corp. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 and 2008

 Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by LBO Capital Corp. and Subsidiaries (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on April 15, 2009.  These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results or operations and cash flows for the periods and dates presented.  Additionally, our operating results for the six months ended June 30, 2009 are not necessarily indicative of the operating results that can be expected for the term ending December 31, 2009 or for any other period.

Organization and Business

LBO Capital Corp. (the "Company" or “LBO Capital”) originally founded in 1987, has recently moved to acquire innovative technologies with significant Intellectual Property (“IP”) assets for potential worldwide commercialization.  The company has identified several key market opportunities and is the majority stake holder in four U.S. based subsidiaries.  The subsidiary companies are leading innovators that have developed advanced technologies and other high level intellectual property with particular reference to the automotive, plastics, energy generation, sensor and environmental fields.  With the backing of LBO Capital Corp., these valuable IP assets are being leveraged for the purpose of licensing, spin-off, merger and/or buy-out.

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

GTI was incorporated in 2003.  GTI develops advanced innovative technologies in manufacturing industry.  GTI is primarily engaged in the developing, licensing, and marketing of plastic’s related intellectual properties developed under the 3DM Powder Impression Molding (“PIM”) system and the 3DM Blow Molding system.  GTI holds the exclusive worldwide license to the Magnesium process and is a licensee of the PIM process from Environmental Recycling Technologies PLC.

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

Initially developed for the automotive sector, GTI's technologies gave significant weight-strength ratio advantages over traditionally manufactured complex metal assemblies which required the use of a variety of different commercially available technologies and a multitude of costly capital equipment processes. Now they can all be replaced by one single process.  Additionally, GTI's technologies offers manufacturers an alternative to traditional products such as metal, wood, concrete and fiberglass while utilizing a diverse range of materials to manufacture fully recyclable composite products of any size more cost-effectively than existing production techniques.  Its unique processes allows industry to tap into the environmental agenda by allowing waste materials to be converted easily into value added products as there is an ever increasing pressure to find solutions to landfill and a viable alternative to incineration.

In July 2008, the Company acquired 80% of Ecoplastifuel, Inc. (“ECO”) in exchange for the issuance of 758,336 shares of common stock. ECO offers a patented unique catalytic process recovering useful hydrocarbons from waste plastics by converting them into valuable products, such as gasoline, diesel and lubricants, in yields of 80% to 90%. ECO technology will retrieve sufficient petrochemical energy to offer partial relief from high gasoline prices.

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

Pyrolysis processing of plastic waste stream to generate diesel is a known process and has been investigated/ practiced by many countries outside of the USA. ECO patented process is unique because it depends on the use of a support or clay type base over which the catalyst is bound. As a result of this unique catalyst, ECO is able to do the conversion at a lower temperature, with product specificity (gasoline, diesel or lubricate fluids) and in very high yields.

This patented process enables ECO to recover high yields of energy in a profitable business model, while reducing the waste disposal costs, and improving the environment.  The final commercially viable unit will have a small footprint, housed near the point of plastic waste production or collection and produce value added hydrocarbon resources for captive use.  ECO’s objective is to take the process from the laboratory to full-scale production in the short-term.

On November 7, 2008, LBO Capital formed Load Hog Industries, Inc., ("Load Hog"), a Michigan corporation and 100% owned subsidiary.  LBO Capital and Load Hog have been granted by Load Hog Industries, Inc. and Neuteq, Inc., both Pennsylvania corporations, the exclusive right to manufacture and sell worldwide the original “Load Hog Lift Kits” and the future enhanced “Load Hog Lift Kits,” with capability of being patented, for a term ended June 30, 2009. The Company is in the process of negotiating a new agreement related to Load Hog Lift Kits.  Load Hog produces pneumatic lift kits which enable pickup trucks to function as light dump trucks. Load Hog provides an innovative solution which can deliver labor savings and convenient material handling advantages to building and landscape contractors, farmers, hobbyists, municipalities, and others.  Simplicity of installation and operation of the Load Hog concept uses a unique airbag lift system which takes the place of messy oil based hydraulic lift units. Load Hog truly qualifies as a 'green product.'"

Load Hog has entered into a distribution agreement with E&R Industrial Inc. ("E&R"), a privately owned Michigan corporation. Terms of the Distribution Agreement provide that E&R will distribute and sell Load Hog products within the USA and NAFTA territory.  E&R will ship Load Hog lift kits from their central distribution center in Sterling Hts., Michigan. E&R serves automotive markets nationwide including vehicle dealerships. E&R is an innovative, full-line industrial distributor committed to brand name quality products, competitive prices, and on-time delivery. The website for E&R is www.erindustrial.com

Fair Value Measurements

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

The following table presents assets and liabilities measured and recorded at fair value on  a recurring basis as of June 30, 2009 and the hierarchy in which these assets and liabilities are classified:

                                                                                                                              Total at

Assets                                     Level 1            Level 2        Level 3            June 30, 2009

Marketable securities              $    920                $    -                $   -                         $920

Total assets at fair value          $    920                $    -                $   -                         $920

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended June 30, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries ADCI, GTI, ECO and Load Hog. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Accounts Receivable, net

The Company evaluates its accounts receivables and establishes an allowance for doubtful accounts, when deemed necessary, based on the history of past write-offs and collections and current credit conditions.  The Company has determined that no allowance is necessary as of June 30, 2009 and December 31, 2008.

Inventory

Inventory is stated at the lower of cost or market with cost determined using the first-in, first-out method.

Royalties

Royalty expense is recorded when the chargeable transactions incur as provided in the royalty and license agreements. Also, minimum royalty payments are estimated and recorded on a quarterly basis even though they are not due and payable until 30 days after the end of each calendar year.

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

Intangible Assets

Intangible assets in LBO Capital consists of a licensing and royalty agreement between LBO Capital and Environmental Recycling Technologies, PLC, (“ENRT”) for rights to certain intellectual property related to the use of PIM technology in the NAFTA territory.  This license was awarded to LBO Capital on November 1, 2008 in exchange for 500,000 common shares of common stock of LBO Capital and it is being amortized over 15 years and 1 month.  LBO Capital has to pay ENRT royalties on all chargeable transactions, which constitute the use, sale, hiring or other disposal of a product manufactured under the PIM process, at the rate of 3% payable at the end of each calendar year.  The first minimum royalty payment of 100,000 British Pounds (“GBP”) will be due at the end of calendar year 2009.  As of June 30, 2009, LBO Capital estimated the royalty expense to be $80,000 (the equivalent of 50,000 GBP).  The minimum royalty payment increases to 250,000 GBP for 2010 and thereafter.

Intangible assets in GTI consist of a patent and a licensing agreement with ENRT (former 3DM Worldwide PLC) for the rights to use the Transense Surface Acoustic Wave type sensor technology in the NAFTA territory.  GTI has paid a total of 250,000 GBP to ENRT for this license in 2003.  No royalties are due and payable on this license agreement.  The licensing agreement is being amortized over the length of the agreement which is 10 years.

Intangible asset in ADCI consists of a patent on “Tire Pressure Monitoring System and Methods of Making and Using the Same”, which was awarded to ADCI on April 25, 2006.  Patent is amortized on a straight-line basis over the estimated useful life of 14 years.

Total amortization expense for the next five years is estimated to be $90,000 per year, or a total of approximately $450,000.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits.   As of June 30, 2009, and December 31, 2008 the Company had no unrecognized tax benefits due to uncertain tax positions.

Net Loss Per Share

Net loss per share is computed using weighted average shares outstanding without giving effect to the common stock equivalents such as private warrants and stock options, as they would be antidilutive.  Weighted average common shares outstanding basic for the six–month periods ended June 30, 2009 and 2008 are 26,863,148 and 2,013,079, respectively.  Weighted average common shares outstanding basic for the three- month periods ended June 30, 2009 and 2008 are 31,587,027 and 2,013,629, respectively.

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

Note 2.   Marketable Securities

The Company's marketable securities available for sale consist of 15,341 shares of common stock of Enercorp, Inc., an affiliate of the Company.  They are recorded at fair value.  Cost basis was $9,205 at both June 30, 2009 and December 31, 2008.  Fair value was $920 and $384 at June 30, 2009 and December 31, 2008, respectively.

Note  3. Accounts Receivable

At June 30, 2009, the accounts receivable consist of $63,000 due from Capital Plus Partners, LLC, a factoring company.   The Company entered into a factoring agreement with Capital Plus Partners, LLC, on March 12, 2009.  Pursuant to this agreement, the Company sold, transferred and assigned to Capital Plus Partners, LLC $700,000 of accounts receivable from GreenTech Manufacturing, Inc. (“GreenTech”).  On March 16, 2009 the Company received an advance of $560,000 from Capital Plus, LLC leaving a balance of $140,000 due from factor.  This balance has been reduced to $63,000 by the commission and factoring discount that was applied at a rate of 1% of the $700,000 purchase price for the first 15 days and 1% for each 15 day period elapsed from the date the advance was made until paid in full.  As of June 30, 2009, Capital Plus Partners, LLC has not yet collected in full the accounts receivable from GreenTech.  See discussions under “Off-balance sheet arrangements”, Item 2.

Note  4.  Inventory

At June 30, 2009, inventory consists of $ 71,152 of Load Hog pneumatic lift kits items.  The inventory is valued at the lower of cost or market.  There was no inventory at December 31, 2008.

Note 5.  Property and Equipment, Net

Property and equipment consists of the following:

	June 30, 2009	December 31, 2008

Leasehold improvements	$ 9,599	$ 9,599
Computers	6,917	6,917
Equipment	87,541	68,527
Furniture	1,102	1,102
	105,159	86,145
Less accumulated depreciation	(65,086)	(57,388)
	$ 40,073	$ 28,757

Note 6.  Intangible Assets, Net

Intangible assets consist of the following:

	June 30, 2009	December 31, 2008
Licensing agreement	$ 941,514	$ 941,514
Patent	30,517	30,517
	972,031	972,031
Less accumulated amortization	(99,504)	(54,826)
	$ 872,527	$ 917,205

Note 7.  Goodwill

At June 30, 2009, goodwill consists of $16,104,123 from the 100% acquisition of ADCI and GTI, and $535,000 from the 80% acquisition of ECO.  Goodwill is tested annually for impairment based guidance provided by SFAS 142.  Management conducted the impairment test on goodwill as of December 31, 2008 using the discounted cash flow method, in order to determine fair values of the acquired subsidiaries at December 31, 2008.  Based on this method, management concluded that no goodwill impairment was deemed necessary as of December 31, 2008.

Note 8.   Deposits

At December 31, 2008, the Company recorded a $46,500 deposit for the purchase of inventory of Load Hog.  As of June 30, 2009 Load Hog has obtained full accounting for the inventory and has applied the deposited funds towards the inventory at lower of cost or market.  Thus, at June 30, 2009 the deposits consist only of $800 of rent deposit and $500 of utilities deposit.

	June 30, 2009	December 31, 2008
Inventory	$ -	$ 46,500
Rent	800	800
Utilities	500	-
	$ 1,300	$ 47,300

Note 9.   Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2009	December 31, 2008
Accrued rent	$ 17,217	$ 14,171
Accrued professional fees	448,924	460,924
Accrued other expenses	26,362	1,490
	$ 492,503	$ 476,585

Most of the professional fees consist of research, development and accounting fees.

Note 10.   Notes  Payable-Related parties

The Company has available through its subsidiaries ADCI and GTI a revolving line of credit agreement with American Plastics Processing Products, Inc., (“AP3”) a related party, dated April 1, 2003 with a maturity of December 31, 2010.  The agreement provides for maximum borrowings of a total of $6,000,000 with interest charged at a rate of 8% per annum.  The Company had an outstanding balance of $2,598,376 and $2,662,218 at June 30, 2009 and December 31, 2008, respectively.  GTI and ADCI borrowed a total of $51,993 and made $115,835 of principal payments on this line of credit during the six-month period ended June 30, 2009.

GTI has a note payable to Longborough Capital PLC, which paid for licensing agreements with 3DM Worldwide PLC, as described above in Note 1 under “Organization and business”.  This note is non-interest bearing and has no maturity date. The note is subject to foreign currency translation adjustments and any gain or loss is reflected on the statement of operations.  At June 30, 2009 and December 31, 2008 the outstanding balance owed was $415,082 and $365,829, respectively. No payments were made on this note during the six-month period ended June 30, 2009.

On May 6, 2005, GTI borrowed $100,000 from Battleridge Secretaries Limited. The note bears interest at 5% and has no set maturity date.  Balance on this note was $100,000 at both June 30, 2009 and December 31, 2008.  No payments were made on this note during the six-month period ended June 30, 2009.

LBO Capital has a note payable to AP3, with an interest at 7% per annum.  This note is due on demand.  Balance on this note was $40,132 and $30,000 at June 30, 2009 and December 31, 2008, respectively.  LBO borrowed $15,132 and paid back $5,000 on this note during the six-month period ended June 30, 2009.

Load Hog has a note payable to AP3, with an interest at 8% per annum and it is due on demand..  Balance on this note was $30,927 and $16,000 at June 30, 2009 and December 31, 2008, respectively.  LoadHog borrowed $14,927 from AP3 during the six-month period ended June 30, 2009.   No payments were made on this note during the six-month period ended June 30, 2009.

Note 11.   Operating Leases

The Company has entered into a one-year property lease agreement with VTP Properties, LLC.  The lease has started effective February 1, 2009 until February 1, 2010.  The Company is liable for monthly payments equal to $12,917.  The Company has an option to purchase the building for $965,000 at the end of the term of the lease.

Note 12.   Foreign Currency Transactions

The Company’s functional currency for all United States operations is the U.S. Dollar.  Non-monetary assets and liabilities are translated at the historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of each reporting period.  Gains and losses from foreign currency transactions are included in current results of operations.  For the three-month period ending June 30, 2009 and 2008, the net foreign currency transaction loss included in operations totaled $57,300 and  $-0- respectively.  The net foreign currency transaction loss for the six-month period ended June 30, 2009 and 2008 was $49,253 and $-0-, respectively.

Note 13.  Capital Stock

Common Stock

The Company has 31,587,027 shares of common stock issued and outstanding as of August 14, 2009.  The Company has 100,000,000 shares of common stock authorized, par value $0.0001.  There were no stock transactions during this reporting quarter ended June 30, 2009.

Public warrants

The Company has 375,000 Class A Warrants, 375,000 Class B Warrants and 375,000 Class C Warrants.  Class A warrant entitles the warrant holder to purchase one share of common stock for $4.00, each Class B warrant entitles the warrant holder to purchase one share of common stock for $6.00, and each Class C common stock purchase warrant entitles the warrant holder to purchase one share of common for $8.00.  All warrants have been extended until January 25, 2010.  As of the day of this report, no warrants have been exercised.  The Company has the right to call any or all warrants at a redemption price of $.0008 per warrant.  The Company’s common stock had a lower fair market value than $4 as of the extension date.  Based on the valuation model (Black-Scholes) these warrants had no intrinsic value upon issuance, therefore no expense was recognized on July 25, 2009, the day they were last extended.

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

Note 14.  Stock-Based Compensation Plan

The Company has a 10-year Stock Option Plan.  Subject to the provisions of the Stock Option Plan, the maximum aggregate number of Shares which may be optioned and sold under the Plan or for which Stock Appreciation Rights or Stock Purchase Rights may be granted and exercised is 3,000,000 shares of common stock.

Effective May 14, 2009, the plan administrator granted a total of 150,000 options to its employees and officers at an exercise price of $0.99 per share.  Total options outstanding as of June 30, 2009 were 2,275,000. The following table summarizes information about stock option activity during the six months ended June 30, 2009 and 2008 respectively.

	June 30, 2009		June 30, 2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	2,125,000	$ 0.40	2,225,000	$ 0.40
Granted	150,000	0.99	-	-
Forfeited or expired	-	-	-	-
Exercised	-	-	100,000	0.40
Options outstanding, end of period	2,275,000	$ 0.44	2,125,000	$ 0.40
Exercisable, end of period	1,075,000		537,500

In accordance with SFAS 123 (R), the fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed. The fair value of options granted during this period was estimated assuming the following:

Expected Life (in years)	5
Volatility	89.94%
Risk Free Interest Rate	1.98%
Dividend Yield	$0.00

Note 15.  Unaudited Pro Forma Financial Information

The unaudited pro forma financial information for the three and six-month period ended June 30, 2008 presented in the table below summarizes the combined results of operations of LBO Capital, GTI, and ADCI on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2008.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2008. The pro forma financial information presented includes the addition of goodwill as a result of the acquisition as well as elimination of receivable and payable balances between the companies.

The unaudited pro forma financial information for the three and six-month periods ended June 30, 2008 combines the historical results of LBO Capital, GTI and ADCI for the three-month and six-month periods ended June 30, 2008.  ECO did not have any operations prior to July 2008.

	Three-Months Ended June 30, 2008	Six-Months Ended June 30, 2008

Revenues	$ -	$ -
Net Loss	$ (322,305)	$ 578,440)
Basic and Diluted Loss per Share	$ (0.16)	$ (0.29)

Note 16.  Changes in Ownership Interest in the Subsidiaries

The schedule below discloses the effect of changes in the LBO Capital’s interest in its subsidiaries on LBO Capital’s equity.

	June 30, 2009	June 30, 2008

Net loss attributable to LBO Capital Corp.	$ (354,224)	$ (756,292)
Transfers to non-controlling interests:
Decrease in the Company's paid in capital for the purchase of the 100% of the non-controlling interests in ADCI and GTI.	(534,805)	-
Net transfers to non-controlling interests	(534,805)	-
Change from net income attributable to LBO Capital Corp. and transfers to non-controlling interests	$ (889,029)	$ (756,292)

Note 17.  Recently Issued Accounting Pronouncements

The following are new accounting standards and interpretations that may be applicable to the Company in the future:

In April 2009 FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. GAAP.  FSP FAS 142-3 becomes effective for fiscal years beginning after December 15, 2009 and interim periods within those fiscal years with prospective application.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on its consolidated results of operations and financial condition.

In June, 2009, FASB issued Statement No. 166 “Accounting for Transfers of Financial Assets” to amend Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, in order to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company does not expect the adoption of this Statement will have a material impact on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (“SFAS No. 168”), as the single source of authoritative nongovernmental U.S. GAAP.  All existing accounting standards are superseded as described in SFAS No. 168. All other accounting literature not included in the codification is non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect SFAS No. 168 to materially affect its consolidated financial statements.

Note 18.  Subsequent Events.

The Company has performed a review of events subsequent to June 30, 2009 through August 19, 2009, the date the financial statements were issued.

On July 3, 2009, the Company’s subsidiary GTI signed an agreement with SEEDRL3C, a Michigan Low Profit Limited Liability Company, (“SEEDR”) in Atlanta, Georgia, involving the research and development of re-engineering (reverse) cold chain for vaccine and specimen transport.  The proprietary “PIM” fast line technology of GTI is expected to be utilized in this project.  GTI will be entitled to a grant of $285,000 for the contribution given to this project, including labor, technical support, and facilities.  SEEDR and GTI will work on these inventions and upon successful completion of such efforts, the required patent applications will be filed promptly.

This agreement is contingent and does not take effect until SEEDR receives approval and full grant funds of $450,000 from the Bill and Melinda Gates Foundation.

On July 17, 2009 the Company signed a Pilot Project Agreement with O2 Energy, a Native American Indian company ("Mohawk"), headed by its President, Windell R. King Sr., an entrepreneur on the Sovereign Akwesasne Mohawk Nation Territory, contiguous to northern New York State and Canadian Provinces of Ontario and Quebec.

The pilot project's purpose is to combine the patented catalyst technology of the Company’s subsidiary Ecoplastifuel, Inc., with Mohawk's patent pending technology and developed conversion machinery, and to be able to more efficiently convert mixed plastic wastes and organic material to gasoline, diesel fuel and lubricants.  Once the pilot project advances to a stage deemed satisfactory, a joint venture agreement is intended to be negotiated and entered into for a commercialization phase of this "green" recycling technology. Intellectual property developed during the pilot project is intended to be shared equally by the parties involved.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of
                     Operations.

Website Access to the SEC Reports:

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

Results of Operations
Three months ended June 30, 2009 compared to three months ended June 30, 2008:

The consolidated statement of operations for the three-months ended June 30, 2009 includes the results of operations of LBO Capital and its subsidiaries, ADCI, GTI, ECO and Load Hog.

The Company recorded a net loss of $547,053 for this period compared to a net loss of $743,223 for the same period last year. Revenues were insignificant for both periods.  The revenues expected during this quarter from the building and installation of the Powder Impression Molding (``PIM(tm)'') custom made fast line machinery, molds, tooling systems and factory equipment in Douglas Coffee County, Georgia were delayed due to some environmental issues in the facility where the project is being executed.  This caused GTI to temporarily put on hold the work contracted on its part until all the required procedures were fulfilled.           `

The Company’s total operating expenses were $435,338 for the three-month period ended June 30, 2009, a decrease of $307,871 or 41% from the same period last year.  This is due to the fact that last year the Company incurred a $657,831 non-cash expense relate to recognition of the cost of some private warrants at the time the terms of these warrants were modified.  However, all of the other operating expenses increased for this period compared to the same period last year.  This increase is due to the fact that the Company is now a viable business due to the restructuring.  The Company had the following operating expenses for the three-month periods ended June 30, 2009 and 2008:

	Three months June 30, 2009	Three months June 30, 2008
Operating Expenses
Royalties Rent	$ 80,000 50,066	$ - -
Management fees	61,500	-
Professional fees	81,711	19,100
Commissions	63,225	-
Stock transfer agent fees	1,106	6,485
Insurance	2,619	-
Depreciation	4,260	-
Amortization	22,338	-
Patent expenses	1,557	-
Options compensation cost	47,347	59,226
Warrants cost	-	657,831
Materials and repairs	4,638	-
Dues and subscriptions	3,792	-
Gas and oil	1,694	-
Telephone	3,655	-
Meals and travels	1,885	-
Miscellaneous	3,945	567
Total operating expenses	$ 435,338	$ 743,209

Interest expense was $55,424 and foreign currency loss was $57,300 for the three-month period ended June 30, 2009 compared to $14 and $-0- of interest and foreign currency gain for the same period last year, respectively.  The foreign currency loss is related to a note payable in British Pounds which is translated at the end of each period in U.S Dollars.  The change in the exchange rates affects the recognition of gain or loss due to foreign currency translations.

During the three-month period ended June 30, 2009, net loss per share, basic and diluted, decreased to $0.02 compared to a net loss of $0.38 for the same period last year.  This is due to a decrease in total operating expenses from the same period last year and also due to a higher number of common shares issued and outstanding for this year.

Results of Operations
Six months ended June 30, 2009 compared to six months ended June 30, 2008:

The consolidated statement of operations for the six months ended June 30, 2009 includes the results of operations of the LBO Capital and its subsidiaries, ADCI, GTI, ECO and Load Hog.

The Company recorded a net loss of $434,224 for this period compared to a net loss of $756,292 for the same period last year. Revenues were $701,375 for this six-month period compared to $-0- for the same period last year. The revenues for this year are related to a contract with Green Tech to build a Powder Impression Molding (``PIM(tm)'') custom made fast line machinery, molds, tooling systems and factory equipment in the total amount of $11,000,000, in Douglas-Coffee County, Georgia.  These revenues were earned during the first quarter of 2009. In the second quarter of 2009, we did not recognize any revenues related to the PIM project due to the reasons explained under the above discussion “Three months ended June 30, 2009 compared to three months ended June 30, 2008”.

The Company’s total operating expenses were $648,762 for the six-month period ended June 30, 2009, a decrease of $107,516 or 14% from the same period last year.  The expense that caused this change is the $657,831 of non cash warrant cost recognized during the second quarter of last year.  This year the Company has incurred more operating expenses, except the warrant cost.  This is due to the fact that the Company is now a viable business due to the restructuring and several business acquisitions that took place in the second part of 2008.  The Company had the following operating expenses for each of the six-month periods ended June 30, 2009 and 2008:

	Six months June 30, 2009	Six months June 30, 2008
Royalties	$ 80,000	$ -
Rent	80,283	-
Management fees	123,000	-
Professional fees	129,711	29,100
Commissions	77,225	-
Stock transfer agent fees	1,761	9,535
Insurance	3,935	-
Depreciation	7,699	-
Amortization	44,679	-
Patent expenses	3,555	-
Options compensation cost	65,423	59,226
Warrants cost	-	657,831
Materials and repairs	4,212	-
Dues and subscriptions	3,817	-
Gas and oil	4,898	-
Telephone	6,135	-
Meals and travels	3,566	-
Miscellaneous	8,863	586
Total operating expenses	$ 648,762	$ 756,278

For this six-month period interest expense was $110,120 compared to $14 for the same period last year.  This is mainly due to the credit line and the notes payable of newly acquired GTI and ADCI.  Foreign currency loss was $49,253 for this six-month period ended June 30, 2009 compared to $-0- for the same period last year.  The foreign currency loss is related to a note payable in British Pounds which is translated at the end of each period in U.S Dollars.  The change in the exchange rates affects the recognition of gain or loss due to foreign currency translation of this note payable.

During the six-month period ended June 30, 2009, net loss per share, basic and diluted, decreased to $0.02 compared to a net loss of $0.37 for the same period last year.  This is due to a decrease in total operating expenses from the same period last year  and also due to a higher number of common shares issued and outstanding for this year.

Liquidity and Capital Resources:

The Company is operating under deep cash constrains, as the revenues expected for the second quarter from the PIM project in Georgia did not materialize.  The Company had only an insignificant amount of revenues for the quarter ended June 30, 2009, therefore our cash balances were at a minimum level as of June 30, 2009.  However, the Company has available through its subsidiaries ADCI and GTI a revolving line of credit agreement with American Plastics Processing Products, Inc., (“AP3”) a related party, dated April 1, 2003 with a maturity of December 31, 2010.  The agreement provides for maximum borrowings of a total of $6,000,000 with interest charged at a rate of 8% per annum.  The Company had an outstanding balance of $2,598,376 at June 30, 2009.

The Company continues to be involved in the production and installation of the PIM fast lines in Douglas County, Georgia, but the customers have had difficulties in providing us with the necessary funds on a timely basis as promised.  The Company has entered into several royalty agreements with third parties; however no revenues have been earned per these agreements during the six months covered by this report.  For the next 12-month period the Company anticipates supporting its operations mainly through its earned or unearned revenues which are expected anytime from its customers, and if needed it may use the available line of credit with AP3 as it has done in the past.

Off-Balance Sheet Arrangements:

The Company entered into a factoring agreement with Capital Partners, LLC (“Factor”) on March 12, 2009.  Pursuant to this agreement, the Company sold to the Factor $700,000 of its accounts receivable from GreenTech.  This transaction is with full recourse.  Factor may charge back to the Company or reimburse itself from the contingency amount or the reserve amount, as the case may be, the full amount Factor has advanced and any unpaid commissions, discounts, service charges, interest or fees, and any other unpaid amounts with respect to any purchased account which remain 90 days unpaid after its invoice date or as to which the customer files or has filed against it any bankruptcy or insolvency case or proceeding.

At the time this account receivable from GreenTech was factored and during the period ended June 30, 2009, the Company was unable to estimate the fair value of the recourse obligation.  The reason is due to the fact that GreenTech and Gulf Coast Arms trust have signed guarantees to pay this obligation and have provided to us and the Factor the bank statements showing adequate cash balances to support this obligation. In addition, GreenTech has obtained from the Factor an extension of time to pay in full the obligation until all the current issues are resolved with HUD. GreenTech has assured us that it anticipates these issues will be resolved within 30 days from the date of this report.

Contractual Obligations-related parties:

	June 30, 2009	Due date
Line of Credit - American Processing Plastics, Inc.	$ 2,598,376	12/31/2010
Note payable - Longborough Capital PLC	415,082	No set date
Note payable - Battleridge Secretaries Limited	100,000	No set date
Notes payable - American Processing Plastics, Inc.	71,059	On demand
Total	$ 3,184,517

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

As of June 30, 2009, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

Remediation and Changes in Internal Controls

Management is in the process of writing a new control policy and procedure to assure that the legal agreements are thoroughly reviewed on a monthly basis by the accounting staff and all the officers of the Company.  This will help management and staff to better understand and thereafter determine what the accounting and disclosure impact is in the books and records of the Company.  This will assure better control and oversight over the financial reporting and disclosure.  In addition, this will prevent any unnecessary delays during the review of the financial reports.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had a net loss of $434,224 for the six months ended June 30, 2009.  As of June 30, 2009, the Company had a working capital deficit of $2,404,664 and an accumulated deficit of $3,863,986.

The Company’s ability to continue as a going concern is dependent on the cash flow from the commercialization of its innovative technology such as PIM and intellectual property assets, such as the license and patents. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.      Defaults upon Senior Securities

None

Item 4.     Submissions of matters to a vote of security holders

None

Item 5.    Other information

None

Item 6. Exhibits

Exhibit No.	Description
1.1.	Mohawk/Ecoplastic/ LBOA Pilot Project Agreement.
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

LBO CAPITAL CORP.

(Registrant)

/s/ Thomas W. Itin                                                                                     Date: August 19, 2009

Thomas W. Itin, President,

Chief Executive Officer

/s/ Majlinda Xhuti                                                                                     Date:   August 19, 2009

Majlinda Xhuti, Chief Financial Officer & Chief Accounting Officer

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

Date: August 19, 2009

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

Date: August 19, 2009

/s/ Majlinda Xhuti
Chief Financial Officer and Controller

EXHIBIT 32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Thomas W. Itin, Chief Executive Officer of LBO Capital Corp. (the “Company”), hereby certify pursuant to 18 U.S.C. section 1350, as adopted ursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.

the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 19, 2009

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

1.

the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 19, 2009

/s/Majlinda Xhuti.

Chief Financial Officer and Controller