Form 10-Q
period 2009-09-30
LBO CAPITAL CORP
filed 2009-11-16
CIK 753557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

As of November 16, 2009 a total of 31,587,027 shares, $.0001 par value common stock, were issued and outstanding.

#

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LBO Capital Corp. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	Unaudited
ASSETS
Current Assets
Cash	$ 421	$ 2,595
Marketable securities	920	384
Inventory	103,737	-
Total current assets	105,078	2,979

Property and Equipment, Net	36,410	28,757
Other Assets
Goodwill	16,087,678	16,087,678
Intangible assets, net	1,447,480	1,546,121
Deposits	1,300	47,300
Total other assets	17,536,458	17,681,099
Total assets	$ 17,677,946	$ 17,712,835
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 203,154	$ 59,539
Accounts payable-related party	-	1,144
Unearned revenues	28,430	-
Accrued royalties	351,750	-
Accrued consulting fees	256,000	131,000
Accrued expenses	492,003	476,585
Interest payable	777,030	611,631
Accrued wages	343,342	289,983
Notes payable-related party	599,492	511,829
Total current liabilities	3,051,201	2,081,711
Long-Term Liabilities
Note Payable-related party	2,612,876	2,662,218
Total liabilities	5,664,077	4,743,929
Commitments and Contingencies	-	-
Stockholders' Equity:
LBO Capital Corp. Stockholders' Equity:
Common stock, $0.0001 par value, 100 million shares authorized, 31,587,027 and 21,870,866 shares outstanding at September 30, 2009 and December 31, 2008, respectively.	3,159	2,187
Additional paid in capital	16,478,620	16,889,162
Accumulated deficit	(4,457,064)	(3,418,284)
Other comprehensive loss	(8,285)	(8,821)
Total LBO Capital Corp. stockholders' equity	12,016,430	13,464,244
Non-Controlling Interest	(2,561)	(495,388)
Total stockholders' equity	12,013,869	12,968,906
Total liabilities and stockholders' equity	$ 17,677,946	$ 17,712,835

See notes to unaudited consolidated financial statements.

#

LBO Capital Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Revenues
Sales revenues	$ 13,049	$ -	$ 714,424	$ -
License revenues	-	5,000	-	5,000
Total revenues	13,049	5,000	714,424	5,000
Cost of goods sold	(35,619)	(3,754) (3,754)	(402,033)	(3,754)
Gross profit	(22,570)	1,246	312,391	1,246
Operating Expenses
Royalties	120,750	-	351,750	-
Contractor expense	24,257	-	60,257	-
Research & development	-	10,060	-	10,060
Rent	45,943	400	126,225	400
Management fees	61,500	112,500	184,500	112,500
Professional fees	43,313	32,806	138,784	71,441
Commissions	63,000	-	140,225	-
Depreciation	3,663	582	11,362	582
Stock options cost	18,934	18,076	84,357	77,302
Cost of warrants	-	-	-	657,831
Miscellaneous	13,338	6,436	52,322	7,021
Total operating expenses	394,698	180,860	1,149,782	937,137
Other expenses
Interest expense	(55,284)	(8,677)	(165,403)	(8,691)
Foreign currency transaction gain (loss)	12,117	26,301	(37,136)	26,301
Total other expenses	(43,167)	17,624	(202,539)	17,610
Net loss	(460,435)	(161,990)	(1,039,930)	(918,281)
Less: Net loss attributable to non-controlling interest	(465)	(2,969)	(1,150)	(2,969)
Net loss attributable to LBO Capital Corp.	$ (459,970)	$ (159,021)	$ (1,038,780)	$ (915,312)
Net loss per share basic and diluted	$ (0.01)	$ (0.03)	$ (0.04)	$ (0.28)
Weighted average number of common shares outstanding, basic and diluted	31,587,027	5,819,960	28,455,078	3,291,302

See notes to unaudited consolidated financial statements.

#

LBO Capital Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30, 2009	September 30, 2008
Operating activities
Net loss attributable to LBO Capital Corp.	$ (1,038,780)	$ (915,312)
Adjustments to reconcile net loss attributable to LBO Capital Corp. to net cash flows from operating activities:
Non-controlling interest	(1,150)	(2,969)
Depreciation	11,362	582
Amortization	98,642	3,754
Foreign currency transaction loss	37,136	-
Compensation cost-stock options	84,357	77,302
Compensation cost-warrants	-	657,831
Changes in assets and liabilities:
(Increase) decrease in:
Inventory	(103,737)	-
Deposits	46,000	-
Increase (decrease) in:
Accounts payable and accrued liabilities	716,428	122,571
Interest payable	165,399	7,689
Total adjustments	1,054,437	869,729
Net cash provided by (used in) operating activities	15,657	(45,583)
Investing activities
Purchase of equipment	(19,015)	-
Net cash used in investing activities	(19,015)	-

Financing activities
Cash provided from exercise of stock options	-	40,000
Proceeds from notes payable	118,869	2,377
Payments of notes payable	(117,685)	(2,377)
Proceeds from capital contributions	-	25,000
Net cash provided by financing activities	1,184	65,000
Net change in cash	(2,174)	19,417
Cash and cash equivalents:
Balance at the beginning of period	2,595	-
Balance at the end of period	$ 421	$ 19,417

Supplemental disclosures of cash flow information

Cash paid for interest	$ -	$ -
Non-cash investing activity
Common stock issued, 9,716,161 shares, par value $0.0001
to acquire minority interests in subsidiaries	$ 3,373,667	$ -

See notes to unaudited consolidated financial statements

#

LBO Capital Corp. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2009 and 2008

 Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by LBO Capital Corp. and Subsidiaries (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on April 15, 2009.  These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results or operations and cash flows for the periods and dates presented.  Additionally, our operating results for the nine months ended September 30, 2009 are not necessarily indicative of the operating results that can be expected for the year ending December 31, 2009 or for any other period.

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

Initially developed for the automotive sector, GTI's technologies gave significant weight-strength ratio advantages over traditionally manufactured complex metal assemblies which required the use of a variety of different commercially available technologies and a multitude of costly capital equipment processes. Now they can all be replaced by one single process.  Additionally, GTI's technologies offers manufacturers an alternative to traditional products such as metal, wood, concrete and fiberglass while utilizing a diverse range of materials to manufacture fully recyclable composite products of any size more cost-effectively than existing production techniques.  Its unique processes allow industry to tap into the environmental agenda by allowing waste materials to be converted easily into value added products as there is an ever increasing pressure to find solutions to landfill and a viable alternative to incineration.

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

Pyrolysis processing of plastic waste stream to generate diesel is a known process and has been investigated/ practiced by many countries outside of the USA.  ECO’s patented process is unique because it depends on the use of a support or clay type base over which the catalyst is bound. As a result of this unique catalyst, ECO is able to do the conversion at a lower temperature, with product specificity (gasoline, diesel or lubrication fluids) and in very high yields.

On November 7, 2008, LBO Capital formed Load Hog Industries, Inc., ("Load Hog"), a Michigan corporation and 100% owned subsidiary.  LBO Capital and Load Hog had been granted by Load Hog Industries, Inc. and Neuteq, Inc., both Pennsylvania corporations, the exclusive right to manufacture and sell worldwide the original “Load Hog Lift Kits” and the future enhanced “Load Hog Lift Kits,” with capability of being patented, for a term which ended June 30, 2009. The Company is in the process of negotiating a new agreement related to Load Hog Lift Kits.  Load Hog produces pneumatic lift kits which enable pickup trucks to function as light dump trucks. Load Hog provides an innovative solution which can deliver labor savings and convenient material handling advantages to building and landscape contractors, farmers, hobbyists, municipalities, and others.  Simplicity of installation and operation of the Load Hog concept uses a unique airbag lift system which takes the place of messy oil based hydraulic lift units. Load Hog truly qualifies as a “green” product.

In 2008, Load Hog entered into a distribution agreement with E&R Industrial Inc. ("E&R"), a privately owned Michigan corporation. Terms of the Distribution Agreement provide that E&R will distribute and sell Load Hog products within the USA and NAFTA territory.  E&R will ship Load Hog Lift Kits from their central distribution center in Sterling Hts., Michigan. The distribution agreement is set to expire in November 2009. The Company is currently negotiating with E&R the terms of extension of the Distribution Agreement. E&R serves automotive markets nationwide including vehicle dealerships. E&R is an innovative, full-line industrial distributor committed to brand name quality products, competitive prices, and on-time delivery. The website for E&R is www.erindustrial.com

Fair Value Measurements

Effective January 1, 2009, the Company adopted FASB ASC 820. This statement defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements.

FASB ASC 820 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy.   FASB ASC 820 requires that certain liabilities be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety.  Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value of the hierarchy.  The Company classifies the fair value balances based on the fair value hierarchy defined by FASB ASC 820 as follows:

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

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2009 and the hierarchy in which these assets and liabilities are classified:

                                                                                                                              Total at

Assets                                     Level 1            Level 2        Level 3            September 30, 2009

Marketable securities              $    920                $    -                $   -                         $920

Total assets at fair value         $    920                $    -                $   -                         $920

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended September 30, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries ADCI, GTI, ECO and Load Hog. All significant inter-company transactions and balances have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less cash equivalents.

Revenue Recognition

The Company recognizes revenues when the services are performed. Revenues related to the license agreements are recognized when they are earned and realizable.  As of September 30, 2009 and December 31, 2008, the Company has $215,000 of license revenue that has not been recorded, because collectability is not reasonably assured.

The Company is involved in building a Powder Impression Molding (“PIM”) custom made ‘fast line’ assembly, molds, tooling systems and factory equipment for GreenTech Manufacturing, Inc., (“GreenTech”) based in Georgia.  Revenues from this project are recognized when the specific jobs are completed, which triggers the billings for earned revenues.   This project is on hold due to financing issues.

Accounts Receivable, net

The Company evaluates its accounts receivables and establishes an allowance for doubtful accounts, when deemed necessary, based on the history of past write-offs and collections and current credit conditions.  The Company has determined that no allowance is necessary as of September 30, 2009 and December 31, 2008.

Inventory

Inventory is stated at the lower of cost or market with cost determined using the first-in, first-out method.

Royalties

Royalty expense is recorded when the chargeable transactions are incurred as provided in the royalty and license agreements. Also, minimum royalty payments are estimated and recorded on a quarterly basis even though they are not due and payable until 30 days after the end of each calendar year.

Costs of Goods Sold

The Company classifies amortization expense related to the license agreements as costs of goods sold plus any cost of sales of inventory in Load Hog.

Concentration of Credit Risk

The Company from time to time during the years covered by these financial statements may have bank balances in excess of its insured limits.  Management has deemed this a normal business risk.

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

Depreciation and Amortization

Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets.  Amortization on the licenses is computed using the straight-line method over the length of the agreements, whereas the amortization on the patents is computed using the straight line method over the life of the patents.

Income Taxes

The Company accounts for income taxes under FASB ASC 740. Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of September 30, 2009, and December 31, 2008 the Company had no unrecognized tax benefits due to uncertain tax positions.

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

Note 2.   Marketable Securities

The Company's marketable securities available for sale consist of 15,341 shares of common stock of Enercorp, Inc., an affiliate of the Company.  They are recorded at fair value.  Cost basis was $9,205 at both September 30, 2009 and December 31, 2008.  Fair value was $920 and $384 at September 30, 2009 and December 31, 2008, respectively.

Note  3. Accounts Receivable

On March 12, 2009, the Company sold, transferred and assigned to Capital-Plus Partners, LLC, (“Factor”), $700,000 of accounts receivable from GreenTech Manufacturing, Inc. (“GreenTech”).  On March 16, 2009 the Company received an advance of $560,000 from the Factor leaving a balance of $140,000 due from the Factor.  As of September 30, 2009, this balance has been reduced to $-0- by the commission and factoring discount that was applied at a rate of 1% of the $700,000 purchase price for the first 15 days and 1% for each 15 day period elapsed from the date the advance was made until paid in full.  As of September 30, 2009, the Factor has not yet collected in full the accounts receivable from GreenTech.  See discussions under “Off-balance sheet arrangements”, Item 2.

Note  4.  Inventory

At September 30, 2009, inventory consists of $103,737 of Load Hog pneumatic lift kits items.  The inventory is valued at the lower of cost or market.  There was no inventory at December 31, 2008.

Note 5.  Property and Equipment, Net

Property and equipment consists of the following:

	September 30, 2009	December 31, 2008
Leasehold improvements	$ 9,599	$ 9,599
Computers	6,917	6,917
Equipment	87,541	68,527
Furniture	1,102	1,102
	105,159	86,145
Less accumulated depreciation	(68,749)	(57,388)
	$ 36,410	$ 28,757

Note 6.  Intangible Assets, Net

Intangible assets consist of the following:

	September 30, 2009	December 31, 2008
Licensing agreements at cost	$ 1,798,955	$ 1,798,955
Patent	30,517	30,517
	1,829,472	1,829,472
Less accumulated amortization	(351,475)	(252,834)
	$ 1,447,480	$ 1,546,121

Intangible assets in LBO Capital consists of a licensing and royalty agreement between LBO Capital and Environmental Recycling Technologies, PLC, (“ENRT”) for rights to certain intellectual property related to the use of PIM technology in the NAFTA territory.  This license was awarded to LBO Capital on November 1, 2008 in exchange for 500,000 common shares of common stock of LBO Capital valued at $625,000, and it is being amortized over 15 years and 1 month.  LBO Capital has to pay ENRT royalties on all chargeable transactions, which constitute the use, sale, hiring or other disposal of a product manufactured under the PIM process, at the rate of 3% payable at the end of each calendar year.  The first minimum royalty payment of 100,000 British Pounds (“GBP”) will be due at the end of calendar year 2009.  As of September 30, 2009, LBO Capital estimated the royalty expense to be $120,000 (the equivalent of 75,000 GBP).  The minimum royalty payment increases to 250,000 GBP for 2010 and thereafter.

Intangible assets in GTI consist of a patent and three licensing agreements with ENRT (former 3DM Worldwide PLC).  The first license agreement is for the rights to use the Transense Surface Acoustic Wave type sensor technology in the NAFTA territory.  GTI has paid a total of 250,000 GBP to ENRT for this license in 2003.  No royalties are due and payable on this license agreement.  The licensing agreement is being amortized over the length of the agreement which is 10 years.

The second license was purchased from ENRT for the use of PIM technology in any automotive product or component which does not feature as part of its manufacture the essential encapsulation of a magnesium part.  This license was valued at $500,000 and GTI issued 833,333 shares of common stock valued at $0.60 per share in exchange for this license.  The license is amortized over the remaining life of the underlying patent which is 15 years and 5 months from June 23, 2008, the day this license was granted.  Minimum royalty payment under this license is 100,000 GBP for 2009 and it increases to 250,000 GBP for 2010 and thereafter.  As of September 30, 2009, LBO Capital estimated the royalty expense to be $120,000 (the equivalent of 75,000 GBP).

The third license was purchased from ENRT for the use of PIM technology in any of the following construction products namely flat boards, hoardings, planks, modular housing, scaffolding, interior and exterior finishing, pipework, and construction signage but specifically excluding any product specific application or design under any existing other license or option for a license.  This license is valued at $150,000 and GTI issued 250,000 shares of common stock valued at $0.60 per share in exchange for this license. The license is amortized over the remaining life of the underlying patent which is 15 years and 5 months from June 23, 2008, the day this license was granted.  Minimum royalty payment under this license is 100,000 GBP for 2009 and it increases to 150,000 GBP for 2010 and thereafter.  As of September 30, 2009, LBO Capital estimated the royalty expense to be $120,000 (the equivalent of 75,000 GBP).

Intangible asset in ADCI consists of a patent on “Tire Pressure Monitoring System and Methods of Making and Using the Same”, which was awarded to ADCI on April 25, 2006.  Patent is amortized on a straight-line basis over the estimated useful life of 14 years.

Total amortization expense for the next five years is estimated to be $132,000 per year, or a total of approximately $660,000.

Note 7.  Goodwill

At September 30, 2009, goodwill consists of $15,552,678 from the acquisition of ADCI and GTI, and $535,000 from the acquisition of ECO.  Goodwill is tested annually for impairment based guidance provided by FASB ASC 350.  Management conducted the impairment test on goodwill as of December 31, 2008 using the discounted cash flow method, in order to determine fair values of the acquired subsidiaries at December 31, 2008.  Based on this method, management concluded that no goodwill impairment was deemed necessary as of December 31, 2008.

Note 8.   Deposits

At December 31, 2008, the Company recorded a $46,500 deposit for the purchase of inventory of Load Hog.  As of September 30, 2009 Load Hog has obtained full accounting for the inventory and has applied the deposited funds towards the inventory at lower of cost or market.  At September 30, 2009 the deposits consist of $800 of rent deposit and $500 of utilities deposit.

	September 30, 2009	December 31, 2008
Inventory	$ -	$ 46,500
Rent	800	800
Utilities	500	-
	$ 1,300	$ 47,300

Note 9.   Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2009	December 31, 2008
Accrued rent	$ 16,717	$ 14,171
Accrued professional fees	448,924	460,924
Accrued other expenses	26,362	1,490
	$ 492,003	$ 476,585

Most of the professional fees consist of research, development and accounting fees.

Note 10.   Notes  Payable-Related parties

The Company has available through its subsidiaries ADCI and GTI a revolving line of credit agreement with American Plastics Processing Products, Inc., (“AP3”) a related party, dated April 1, 2003 with a maturity of December 31, 2010.  The agreement provides for maximum borrowings of a total of $6,000,000 with interest charged at a rate of 8% per annum.  The Company had an outstanding balance of $2,612,876 and $2,662,218 at September 30, 2009 and December 31, 2008, respectively.  GTI and ADCI borrowed a total of $66,993 and made $116,335 of principal payments on this line of credit during the nine-month period ended September 30, 2009.

GTI has a note payable to Longborough Capital PLC, which paid for licensing agreements with 3DM Worldwide PLC, as described above in Note 1 under “Organization and business”.  This note is non-interest bearing and has no maturity date. The note is subject to foreign currency translation adjustments and any gain or loss is reflected on the statement of operations.  At September 30, 2009 and December 31, 2008 the outstanding balance owed was $402,965 and $365,829, respectively. No payments were made on this note during the nine-month period ended September 30, 2009.

On May 6, 2005, GTI borrowed $100,000 from Battleridge Secretaries Limited. The note bears interest at 5% and has no set maturity date.  Balance on this note was $100,000 at both September 30, 2009 and December 31, 2008.  No payments were made on this note during the nine-month period ended September 30, 2009.

LBO Capital has a note payable to AP3, with an interest at 7% per annum.  This note is due on demand.  Balance on this note was $57,982 and $30,000 at September 30, 2009 and December 31, 2008, respectively.  LBO Capital borrowed $27,982 from AP3 during the nine-month period ended September 30, 2009.

Load Hog has a note payable to AP3, with an interest at 8% per annum and it is due on demand.  Balance on this note was $38,045 and $16,000 at September 30, 2009 and December 31, 2008, respectively.  LoadHog borrowed $23,395 from AP3 and paid $1,350 of principal during the nine-month period ended September 30, 2009.

In addition, the Company borrowed $500 from TICO, a Michigan partnership, during this quarter.  This note is due on demand and it accrues 8% interest per annum.

Note 11.   Operating Leases

The Company has entered into a one-year property lease agreement with VTP Properties, LLC.  The lease has started effective February 1, 2009 until February 1, 2010.  The Company is liable for monthly payments equal to $12,917.  The Company has an option to purchase the building for $965,000 at the end of the term of the lease.

Note 12.   Foreign Currency Transactions

The Company’s functional currency for all United States operations is the U.S. Dollar.  Non-monetary assets and liabilities are translated at the historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of each reporting period.  Gains and losses from foreign currency transactions are included in current results of operations.  For the nine and three-month periods ending September 30, 2009, the net foreign currency transaction gain (loss) included in operations totaled $(37,136) and $12,117, respectively.

Note 13.  Capital Stock

Common Stock

The Company has 31,587,027 shares of common stock issued and outstanding as of November 16, 2009.  The Company has 100,000,000 shares of common stock authorized, par value $0.0001.

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

Private Warrants

The Company has 537,500 Class E Private Warrants which are extended until May 5, 2013.  These warrants belong to Thomas W. Itin, Chairman of the Company. Each warrant enables the owner to purchase one share of common stock for $.32 per share.  The Company recognized $ 657,831 of expense due to the extension of the expiry date of these warrants in May 2008, which represents a modification of their terms, therefore based on FASB ASC 718 Stock Compensation guidelines, the modification of terms of an award that makes it more valuable shall be treated as an exchange of an original award for a new award resulting in additional expense for the incremental difference in value. The Company used the Binomial Tree Warrant Calculator Model to fair value these warrants. The Binomial Tree Warrant Calculator Model requires subjective assumptions, including future stock price volatility, exercise price of the warrant, interest rate equal to U.S. Treasury rate with the same maturity as the warrants and expected time to exercise the warrants.

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

Effective May 14, 2009, the plan administrator granted a total of 150,000 options to its employees and officers at an exercise price of $0.99 per share.  Total options outstanding as of September 30, 2009 were 2,275,000. The following table summarizes information about stock option activity during the nine months ended September 30, 2009 and 2008 respectively.

	September 30, 2009		September 30, 2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	2,125,000	$ 0.40	2,225,000	$ 0.40
Granted	150,000	0.99	-	-
Forfeited or expired	-	-	-	-
Exercised	-	-	100,000	0.40
Options outstanding, end of period	2,275,000	$ 0.44	2,125,000	$ 0.40
Exercisable, end of period	1,075,000		537,500

In accordance with FASB ASC 718 Stock Compensation guidelines, the fair values of options granted prior to adoption and determined for purposes of disclosure under FASB ASC 718 Stock Compensation guidelines have not been changed. The fair value of options granted during this period was estimated assuming the following:

Expected Life (in years)	5
Volatility	89.94%
Risk Free Interest Rate	1.98%
Dividend Yield	$0.00

Note 15.  Unaudited Pro Forma Financial Information

The unaudited pro forma financial information for the three and nine-month period ended September 30, 2008 presented in the table below summarizes the combined results of operations of LBO Capital, GTI,  ADCI, and ECO on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2008.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2008. The pro forma financial information presented includes the addition of goodwill as a result of the acquisition as well as elimination of receivable and payable balances between the companies.

The unaudited pro forma financial information for the three and nine-month periods ended September 30, 2008 combines the historical results of LBO Capital, ECO, GTI and ADCI for the three-month and nine-month periods ended September 30, 2008.

	Three-Months Ended September 30, 2008	Nine-Months Ended September 30, 2008

Revenues	$ 20,000	$ 20,000
Net Loss	$ (269,402)	$(1,353,801)
Basic and Diluted Loss per Share	$ (0.013)	$ (0.065)

Note 16.  Recently Issued Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This ASU is effective on January 1, 2010. Adoption of this ASU will not have an impact on our consolidated financial statements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 17.  Subsequent Events.

The Company has performed a review of events subsequent to September 30, 2009 through November 16, 2009, the date the financial statements were issued.

On October 26, 2009, LBO Capital announced that the Company through its subsidiary GTI entered into a Technology Share and Grant Agreement with SEEDR L3C, a Michigan Low-profit Limited Liability Company (“SEEDR”), to apply its proprietary manufacturing technologies, Powder Impression Molding and Molecular Modification Technology, to the redesign and custom engineering of cold-chain containers used in international and domestic immunization and disease-surveillance programs.  GTI will receive $287,848 from SEEDR.

SEEDR received funding of $450,000 from The Bill & Melinda Gates Foundation for its initiative to “Reengineer (Reverse) Cold Chain for Vaccine and Specimen Transport.” SEEDR will manage a multidisciplinary group of engineers and designers in partnership with a team of experts from Global Immunization Division of the US Centers for Disease Control and Prevention (CDC) in applying GTI’s advanced technologies to improve the performance, affordability, and environmental footprint of the transport containers. GTI will coordinate the materials engineering, design modeling, and prototyping for the group.  GTI engineers will interact directly with the team from CDC in order to gain tangible, user-derived insights on the exact needs, culture, and context of the containers within the cold chain.

On November 5, 2009 the Company through its subsidiary GTI entered into Engineering Services Contract (“the Contract”) with NVH Solutions, LLC, a Michigan limited liability company (“NVH”). Under the terms of the Contract, NVH agrees to collaborate with GTI on “Reengineer (Reverse) Cold Chain for Vaccine and Specimen Transport” project. NVH agrees to manage the design, follow the prototype and product validation testing stages, and assist in the assimilation of documentation in the Research and Development project targeting next generation cold-chain vaccine containers. NVH and GTI agreed for a total payment of $100,000 for services rendered paid in six installments over the estimated 8 months course of the project.

Note 18.   Commitments and Contingencies

The Company has entered into three license agreements with ENRT that provide for payments of minimum royalties in British pounds on a yearly basis, which have been estimated in dollars as follows:

	Minimum Royalty due for 2009	Annual minimum royalty due for 2010 and thereafter
License 1.	$160,000	$400,000
License 2.	160,000	400,000
License 3.	160,000	240,000
	$480,000	$1,040,000

Note 19.  Changes in Ownership Interest in the Subsidiaries

The schedule below discloses the effect of changes in the LBO Capital’s interest in its subsidiaries on LBO Capital’s equity.

	September 30, 2009	September 30, 2008

Net loss attributable to LBO Capital Corp.	$(1,038,780)	$(915,312)
Transfers to non-controlling interests:
Decrease in the Company's paid in capital for the purchase of the 100% of the non-controlling interests in ADCI and GTI.	(494,899)	-
Net transfers to non-controlling interests	(494,899)	-
Change from net income attributable to LBO Capital Corp. and transfers to non-controlling interests	$(1,533,679)	$(915,312)

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

Results of Operations
Three months ended September 30, 2009 compared to three months ended September 30, 2008:

The consolidated statements of operations for the three-month period ended September 30, 2009 include the results of operations of LBO Capital and its subsidiaries, ADCI, GTI, ECO and Load Hog for the full three-month period.  The consolidated statement of operations for the three-month period ended September 30, 2008 include the results of operations of LBO Capital for the full period and the results of operations of the subsidiaries, ADCI, GTI, ECO for only the period beginning September 15

(acquisition date) to September 30, 2008.

Revenues were $13,049 and $5,000 for the quarters ended September 30, 2009 and 2008, respectively.  The change for this quarter was mainly due to the sales from LoadHog.  No revenues were recognized from the project in Douglas Coffee County, Georgia involving the Powder Impression Molding (“PIM'') custom made fast line machinery, molds, tooling systems and factory equipment.  This project is still pending due to some financing issues.

The Company recorded a net loss of $459,970 for this period compared to a net loss of $159,021 for the same period last year.  The Company’s total operating expenses were $394,698 for the three-month period ended September 30, 2009, an increase of $213,838 from the same period last year.  This is due to the fact that last year the Company’s consolidated operations included only the activities of ADCI, GTI and ECO for the 15-day period ended September 30, 2008.  The Company had the following operating expenses for the three-month periods ended September 30, 2009 and 2008:

	Three-month period ended September 30, 2009	Three-month period ended September 30, 2008
Operating Expenses
Royalties	$ 120,750	$ -
Contractor expense	24,257	-
Research & development	-	10,060
Rent	45,943	400
Management fees	61,500	112,500
Professional fees	43,313	32,806
Commissions	63,000	-
Depreciation	3,663	582
Options compensation cost	18,934	18,076
Miscellaneous	13,338	6,436
Total operating expenses	$394,698	$180,860

Interest expense was $55,284 and foreign currency gain was $12,117 for the three-month period ended September 30, 2009 compared to $8,677 and $26,301 of interest and foreign currency gain for the same period last year, respectively.  The foreign currency gain is related to a note payable in British Pounds which is translated at the end of each period in U.S Dollars.  The change in the exchange rates affects the recognition of gain or loss due to foreign currency translations.

During the three-month period ended September 30, 2009, net loss per share, basic and diluted, was $0.01 compared to a net loss of $0.03 for the same period last year.

Results of Operations
Nine months ended September 30, 2009 compared to nine months ended September 30, 2008:

The consolidated statements of operations for the nine-month period ended September 30, 2009 include the results of operations of LBO Capital and its subsidiaries, ADCI, GTI, ECO and Load Hog for the full period.  The consolidated statement of operations for the nine-month period ended September 30, 2008 include the results of operations of LBO Capital for the full nine-month period and the results of operations of the subsidiaries, ADCI, GTI, ECO for only the 15-day period ended September 30, 2008.

Revenues were $714,424 and $5,000 for the nine-month periods ended September 30, 2009 and 2008, respectively.  The change for this period was mainly due to the $700,000 of revenues from the PIM project in Douglas Coffee County, Georgia.  This project is still pending due to some issues with financing.

The Company recorded a net loss of $1,038,780 for this period compared to a net loss of $915,312 for the same period last year.  The Company’s total operating expenses were $1,149,782 for the nine-month period ended September 30, 2009, an increase of $212,645 from the same period last year. This is due to the fact that last year the Company’s consolidated operations included only the activities of ADCI, GTI and ECO for the 15-day period ended September 30, 2008. The Company had the following operating expenses for each of the nine-month periods ended September 30, 2009 and 2008:

	Nine-month period ended September 30, 2009	Nine-month period ended September 30, 2008
Operating Expenses
Royalties	$ 351,750	$ -
Contractor expense	60,257	-
Research & development	-	10,060
Rent	126,225	400
Management fees	184,500	112,500
Professional fees	138,784	71,441
Commissions	140,225	-
Depreciation	11,362	582
Options compensation cost	84,357	77,302
Warrants expense	-	657,831
Miscellaneous	52,322	7,021
Total operating expenses	$ 1,149,782	$ 937,137

For this nine-month period interest expense was $165,403 compared to $8,691 for the same period last year.  This is mainly due to the credit line and the notes payable of newly acquired GTI and ADCI.  Foreign currency loss was $37,136 for this nine-month period ended September 30, 2009 compared to $26,301 of foreign currency gain for the same period last year.  The foreign currency loss or gain is related to a note payable in British Pounds which is translated at the end of each period in U.S Dollars.  The change in the exchange rates affects the recognition of gain or loss due to foreign currency translation of this note payable.

During the nine-month period ended September 30, 2009, net loss per share, basic and diluted, decreased to $0.04 compared to a net loss of $0.28 for the same period last year.

Liquidity and Capital Resources:

The Company is operating under deep cash constraints, as the revenues expected for the second and third quarter from the PIM project in Georgia have not realized, therefore our cash balances were at a minimum level as of September 30, 2009.  However, the Company has available through its subsidiaries ADCI and GTI a revolving line of credit agreement with American Plastics Processing Products, Inc., (“AP3”) a related party, dated April 1, 2003 with a maturity of December 31, 2010.  The agreement provides for maximum borrowings of a total of $6,000,000 with interest charged at a rate of 8% per annum.  The Company had an outstanding balance of $2,612,876 due to AP3 at September 30, 2009.

The Company continues to be involved in the production and installation of the PIM fast lines in Douglas County, Georgia, but the customers have had difficulties in providing us with the necessary funds on a timely basis as promised.  The Company has entered into several royalty agreements with third parties; however no cash payments have been received yet during the nine months covered by this report.  For the next 12-month period the Company anticipates supporting its operations mainly through its earned or unearned revenues which are expected anytime from its customers, and if needed it may use the available line of credit with AP3 as it has done in the past.

Off-Balance Sheet Arrangements:

On March 12, 2009, the Company entered into a factoring agreement with Capital-Plus Partners, LLC (“Factor”).  Pursuant to this agreement, the Company sold to the Factor $700,000 of its accounts receivable from GreenTech.  This transaction is with full recourse.  The Factor may charge back to the Company or reimburse itself from the contingency amount or the reserve amount, as the case may be, the full amount Factor has advanced and any unpaid commissions, discounts, service charges, interest or fees, and any other unpaid amounts with respect to any purchased account which remain 90 days unpaid after its invoice date or as to which the customer files or has filed against it any bankruptcy or insolvency case or proceeding.

At the time this account receivable from GreenTech was factored and during the period ended September 30, 2009, the Company was unable to estimate the fair value of the recourse obligation.  The reason is due to the fact that GreenTech and Gulf Coast Arms trust have signed guarantees to pay this obligation and have provided us and the Factor the bank statements showing adequate cash balances to support this obligation.  In addition, GreenTech has obtained from the Factor an extension of time to pay in full the obligation until all the current issues are resolved with HUD.

As of today, GreenTech has informed us that it has resolved all the environmental issues concerning the facility in which it will establish the machine line of PIM.  The Douglas County Authority has included GreenTech in its corrective Action Plan on file with the State of Georgia‘s Environmental Protection Division as well as indemnifying GreenTech from any potential liability.  In addition, GreenTech has informed us that it is working diligently with HUD to obtain a release from their Regulatory Agreement that restricts their assets as long as the Trust has any HUD held debt. This would allow GreenTech to use their cash reserves to pay the factoring company Capital-Plus Partners, LLC the invoice of $700,000, which the Company factored in March 2009.  Payment of this invoice might have a positive impact in our liquidity in the estimated amount of $140,000.

Contractual Obligations:

	September 30,2009	Due date
Line of Credit - American Processing Plastics, Inc.	$ 2,612,876	12/31/2010
Note payable - Longborough Capital PLC	402,965	No set date
Note payable - Battleridge Secretaries Limited	100,000	No set date
Notes payable - American Processing Plastics, Inc.	96,027	On demand
Note payable - TICO	500	On demand
Estimated minimum royalties due to ENRT as of Sep. 30, 2009	351,750*	30 days after YE 2009
Total	$ 3,572,368

* Minimum royalties due to ENRT are estimated at $480,000 for the year 2009, and it will increase to an estimate of $1,040,000 per annum for the year 2010 and thereafter.

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

As of September 30, 2009, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had a net loss of $1,038,780 for the nine months ended September 30, 2009.  As of September 30, 2009, the Company had a working capital deficit of $2,946,123 and an accumulated deficit of $4,457,064.

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

None

Item 3.      Defaults upon Senior Securities

None

Item 4.     Submissions of matters to a vote of security holders

None

Item 5.    Other information

None

Item 6. Exhibits

Exhibit No.	Description
1.	Technology Share Agreement between GTI and SEEDR.
3.	Grant letter between SEEDR and GTI dated October 6, 2009.
4.	License Agreements No. 2 and No.3 between GTI and ENRT.
5.	License Agreement between Lasera and GTI.
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

LBO CAPITAL CORP.

(Registrant)

/s/ Thomas W. Itin                                                                                     Date: November 16, 2009

Thomas W. Itin, President,

Chief Executive Officer

/s/ Majlinda Xhuti                                                                                     Date:   November 16, 2009

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

Date: November 16, 2009

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

Date: November 16, 2009

/s/ Majlinda Xhuti
Chief Financial Officer and Chief Accounting Officer

EXHIBIT 32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Thomas W. Itin, Chief Executive Officer of LBO Capital Corp. (the “Company”), hereby certify pursuant to 18 U.S.C. section 1350, as adopted ursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.

the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 16, 2009

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

1.

the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 16, 2009

/s/Majlinda Xhuti.

Chief Financial Officer and Chief Accounting Officer