Form 10-K/A
period 2008-12-31
LBO CAPITAL CORP
filed 2011-01-04
CIK 753557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2008

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ____________

     Commission File No. 33-19107

LBO CAPITAL CORP.

 (Exact name of Registrant as specified in its charter)

Colorado	38-2780733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

3509 Auburn Rd. Auburn Hills, MI	48326
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (248) 844-0300

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

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s Common Stock outstanding as of December 31, 2008 was 21,870,866.

Explanatory Note

The Company is filing this amended report on Form 10-K/A to restate its consolidated financial statements as of and for the year ended December 31, 2008 and enhance the disclosures throughout the document, in particular the disclosures under Item 1. Business; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 9A. Controls and Procedures; and the disclosures under PART III, except Item 14.

The consolidated financial statements as of and for the year ended December 31, 2008, have been restated to adjust the fair value of intangible assets, including goodwill, that were acquired in the acquisitions of Global Tech International, Inc. and Advanced Digital Components, Inc. on September 15, 2008. Specifically, an additional amortizable intangible asset has been identified and recorded at fair value at the acquisition date, and the original values of other identified amortizable intangible assets have been adjusted to properly state fair value at the acquisition date.  These amortizable intangible assets consist of license agreement and patents and had a fair value of $1,128,726 at the acquisition date.  Additional amortization expense of intangible assets of $7,669 has been recorded in the restated consolidated statement of operations for 2008.  Furthermore, goodwill has been restated to reflect the change in the fair values of the amortizable intangible assets. The following data represents the line item changes in the consolidated financial statements as of and for the year ended December 31, 2008.

Consolidated Balance Sheet Line Items:	December 31, 2008
	“As reported”		“Change”
		“As restated”
Assets
Goodwill	$ 17,200,454	$ 16,384,818	$ (843,590)
Intangible assets, net	917,205	1,725,173	835,922
Total other assets	18,164,959	18,157,291	(7,669)
Total assets	18,196,695	18,189,027	(7,669)

Stockholders' Equity
Accumulated deficit	(3,429,762)	(3,437,431)	(7,669)
Total stockholders' equity	13,452,766	13,445,097	(7,669)
Total liabilities and stockholders' equity	$ 18,196,695	$ 18,189,027	$ (7,669)

The amounts in third column above may not foot by $1 due to rounding.

	For the Year Ended December 31, 2008

Consolidated Statement of Operations Line Items:	“As reported”	“As restated”	“Change”
Amortization	$ 20,883	$ 28,552	$ 7,669
Total operating expenses	1,113,976	1,121,645	7,669
Net Loss	$ (1,065,826)	$(1,073,495)	$ (7,669)

	For the Year Ended December 31, 2008
Line Item Changes: Consolidated Statement of Stockholders’ Equity	“As reported”	“As restated”	“Change”

Net loss	$ (1,065,826)	$(1,073,495)	$ (7,669)
Accumulated Deficit	(3,429,762)	(3,437,431)	(7,669)
Total Stockholders' Equity	$ 13,452,766	$13,445,097	$ (7,669)

The following line items have been restated in the cash flow statement to reflect the increase in the amortization expense and also to reclassify $96,552 of cash flows from operating activities to financing activities.

Line Items:	For the Year Ended December 31, 2008
Consolidated Statement of Cash Flows	“As reported”	“As restated”	“Change”
Net loss	$ (1,065,826)	$ (1,073,495)	$ (7,669)
Amortization	20,883	28,552	7,669
Accounts payable and accrued liabilities	92,409	(4,143)	(96,552)
Total adjustments	933,421	844,538	88,883
Net cash used in operating activities	(132,405)	(228,957)	(96,552)
Cash provided from notes payable	32,377	131,552	99,175
Payments of note payable	(2,377)	(5,000)	(2,623)
Net cash provided by financing activities	135,000	231,552	96,552
Net increase in cash	$ 2,595	$ 2,595	$ -

LBO CAPITAL CORP.

FORM 10-K

PART 1

ITEM 1. BUSINESS

Overview

LBO Capital Corp. (the "Company" or “LBO Capital”), originally founded in 1987, has recently moved to acquire innovative technologies with significant Intellectual Property (“IP”) assets for potential worldwide commercialization.  The Company has identified several key market opportunities and is the majority stakeholder in four U.S. based subsidiaries.  The subsidiary companies are leading innovators that have developed advanced technologies and other high level intellectual property with particular reference to the automotive, plastics, energy generation, sensor and environmental fields.  With the backing of LBO Capital Corp., these valuable IP assets are being leveraged for the purpose of licensing, spin-off, merger and/or buy-out.  LBO Capital is the parent of the following subsidiaries:

-Global Tech International, Inc.

-Advanced Digital Components, Inc.

-Ecoplastifuel, Inc.

-LoadHog Industries, Inc.

On September 15, 2008, the Company completed the acquisition of 86% of the common stock of Advanced Digital Components, Inc., (“ADCI”) and 87% of the common stock of Global Tech International, Inc., (“GTI”) both of which are Delaware corporations and subsidiaries of Longborough Capital PLC (“Longborough”), a UK registered company. In exchange for these acquisitions, the Company delivered 18,000,000 newly issued shares of common stock to Longborough.  (See Exhibit 10.1). On March 30, 2009, the Company acquired the minority interests in ADCI and GTI becoming a 100% owner of these subsidiaries.  The Company issued 9,716,161 shares of common stock to the minority shareholders in exchange for gaining 100% control over ADCI and GTI.

Global Tech International, Inc.

GTI develops advanced innovative technologies in the manufacturing industry.  GTI is primarily engaged in the developing, licensing, and marketing of plastic’s related intellectual properties developed under the Powder Impression Molding (“PIM”) system.  GTI holds the exclusive worldwide license to the Magnesium Encapsulation process and is a licensee of the PIM process for the NAFTA region from Environmental Recycling Technologies, PLC (“ERT”) (former 3DM Worldwide, PLC), a UK company.  ERT is the owner of several patents related to PIM technology.  GTI was incorporated in 2003 in Delaware.

PIM is a new technology allowing manufacturing companies to produce products using plastic/composite materials to achieve high strength/low weight thermoplastic molded components.  It replaces the existing products that are manufactured using “old” technology with “new” technology to gain the competitive edge in today’s global markets.  Some technical advantages offered by only using the PIM process are: 1) exceptional strength/weight ratio, 2) reduced product density, thus it reduces weight, and 3) replacement of complex metal assemblies or materials that are currently being used with a single process thermoplastic composite molding that offers the same or enhanced features and properties.  There are several commercial advantages by using PIM process such as reducing product costs, offering lower tooling costs, reducing the number of components, shortening manufacturing stages, reducing weight but keeping strength and mechanical properties of steel, aluminum, concrete, etc.  Thus it leads to increased profitability.

PIM process allows waste materials to be very easily converted into added value products that are totally recyclable. PIM can also be used to produce high technological added value composite products. PIM has already been accredited with first tier automotive status. Applications of PIM are endless, starting with sectors like automotive, construction, aerospace, defense, materials handling, consumer products, marine etc.  We believe PIM Process is the future of the plastic composite manufacturing and proven environmental waste recycling technology.  Our intellectual properties related to PIM consist of a patent and three licensing agreements with ERT.

Magnesium Encapsulation Worldwide License

LBO Capital has a licensing and royalty agreement with ERT for the worldwide rights to PIM technology related to any automotive product or component which features as part of its manufacture the essential encapsulation of a magnesium part.  This license was awarded to LBO Capital on November 1, 2008 in exchange for 500,000 common shares of common stock of LBO Capital valued at $625,000 and is being amortized over 15 years and 1 month, the remaining life of the underlying patent.  LBO Capital will pay royalties on all chargeable transactions, which constitute the use, sale, hiring or other disposal of a product manufactured under the PIM process, at the rate of 3% of revenue payable at the end of each calendar year.  The first minimum royalty payment of 100,000 British Pounds (“GBP”) will be due at the end of calendar year 2009.  The minimum royalty payment increases to 250,000 GBP for 2010 and thereafter.  This Agreement may be terminated if either party is in material breach of the provisions of this agreement, such as default payments of royalties for 30 days after notice of default is given.  Also, if either party falls into receivership due to bankruptcy or the validity of the underlying patents is disputed.  See Exhibit 10.17.

PIM Automotive NAFTA Territory License

This license was purchased from ERT for the use of PIM technology in any automotive product or component which does not feature as part of its manufacture the essential encapsulation of a magnesium part.  The license is valid for the NAFTA territory, which includes United States of America, Canada and Mexico.  This license was purchased for 833,333 shares of common stock of GTI on June 23, 2008.  On September 15, 2008, the date of the Company’s acquisition of GTI, this license had a fair value of $-0-, and therefore is not being amortized. The license’s underlying patent expires on December 1, 2023.  Minimum royalty payment under this license is 100,000 GBP for 2009 and increases to 250,000 GBP for 2010 and thereafter.

A royalty rate of 3% will be paid to ERT on all the sales of the products manufactured using this technology. This Agreement may be terminated if either party is in material breach of the provisions of this agreement, such as default payments of royalties for 30 days after notice of default is given.  Also, if either party falls into receivership due to bankruptcy or the validity of the underlying patents is disputed.  See Exhibit 10.13.

PIM Construction NAFTA Territory License

This license was purchased from ERT for the use of PIM technology in any of the following construction products namely flat boards, hoardings, planks, modular housing, scaffolding, interior and exterior finishing, pipework, and construction signage but specifically excluding any product specific application or design under any existing other license or option for a license.  This license was purchased for 250,000 shares of GTI’s common stock on June 18, 2008.  Fair value of this license was determined to be $1,128,726 on September 15, 2008, the subsidiary’s acquisition date. The license is amortized over the remaining life of the underlying patent which is 15 years and 5 months from June 18, 2008, the day this license was granted.  Minimum royalty payment under this license is 100,000 GBP for 2009 and increases to 150,000 GBP for 2010 and thereafter.  A royalty rate of 10% will be applied on the first 1,000,000 GBP of sales, then 7.5% on the next 1,000,000 GBP of sales, and thereafter 5%.  This Agreement may be terminated if either party is in material breach of the provisions of this agreement, such as default payments of royalties for 30 days after notice of default is given.  Also, if either party falls into receivership due to bankruptcy or the validity of the underlying patents is disputed. See Exhibit 10.12.

Transense Surface Acoustic Wave type Sensor (“Transense License”)

This license was acquired in late 2003 from ERT.  At that time ERT was operating under the name 3DM Worldwide, PLC.  The license gives us the exclusive rights to use the Transense Surface Acoustic Wave type Sensor technology in the NAFTA territory.  It covers the field of tire pressure and tire pressure monitoring systems that are either located on the wheel or attached to the wheel (such as an attachment behind the valve).  GTI has paid a total of 250,000 GBP to ERT for this license in 2003.  Fair value of this license at September 15, 2008 was $-0-, therefore there is no amortization expense recorded subsequent to the acquisition date.  This Agreement may be terminated if either party is in material breach of the provisions of this agreement, such as default payments of royalties for 30 days after notice of default is given.  Also, if either party falls into receivership due to bankruptcy or the validity of the underlying patents is disputed. See Exhibits 10.18 and 10.19.

Other Intellectual Properties:

In addition to the above licenses the Company owns several other intellectual properties in forms of patents and patent applications.  No fees of any type are involved in these properties since the Company is the primary assignee of these intellectual properties (inventions).  These intellectual properties have a fair value of $-0- as of September 15, 2008.  The Company has intentions to use these assets in the future and is in search of opportunities that would create value from use of such assets.

Patent Application on Encapsulated Members, and Processes

and Apparatuses for Forming Same

Application No: PCT/US2006/028707

This invention is directly owned by GTI and it relates to encapsulated members by the forming of meltable materials including plastic or metal around a member, and more specifically, relates to encapsulated magnesium and other materials by the forming of plastic and/or a metal around a member using a heated mold in contact with particulates of plastic and/or metals, whether they be in the form of powder, resins, pellets or the like.  Such a new encapsulated member, and method of forming the same would be usable for a huge multitude of applications, including, but certainly not limited to: automotive and industrial vehicle components, modular housing panels, airplane components, consumer and industrial furniture such as tables, tabletops and the like, doors, windows, material handling pallets and other articles etc.  The aircraft industry would benefit greatly by the possibility of a new type of lightweight component, especially one that is resistant to the corrosion effect of the outer elements.

GTI is a participant in the projects of the USCAR and is currently working with General Motors, Ford and Chrysler in the field of weight reduction by the utilization of encapsulated lightweight composites.

Tire Sensor

Patent No: 7,034,672

Filed on June 25, 2002

This patent is owned by GTI and its life is 20 years from the filing date.  The invention provides a new type of tire monitoring device for transmitting information about the tire pressure and temperature, among other conditions to the operator of the vehicle.  It monitors various tire conditions of a tubeless tire mounted on a vehicle wheel having a recessed portion of the wheel, including a composite wheel having at least one wire free transmitter and a receiver incorporated into and embedded into the surface of the composite wheel in the recessed portions of the wheel. The transmitter and receiver will monitor, transmit and receive signals about the tire condition, including tire pressure and temperature. Also included is an embedded antenna permanently incorporated into the recessed portion of the composite wheel, such that the antenna becomes a part of the wheel, with an antenna winding length of from about 0.5 to about 5.0 meters long.  Other embodiments include the use of a toroidal antenna in the recessed portion of the wheel.

Light Duty Truck Dumping Mechanism

Patent No: 7,032,977

Filed on September 30, 2003

This 20-year patent, which is owned by GTI is for a light-duty truck dumping mechanism which is disclosed for pick-up trucks utilizing singularly molded truck box beds, and the tilting mechanism used to dump the contents out of the pick-up truck box bed.

Another embodiment of the invention includes a double-folding ramp which can be utilized to extend to the ground in order to allow for easy carrying and loading of a pick-up box. The combination of the singularly molded pick-up truck box bed having inserts therein with a hydraulic stanchion support and dumping mechanism yields a light-duty truck which can be used for dumping. Although in its most simple form, a singular stanchion and hydraulic dumping mechanism may be utilized, more than one stanchion and hydraulic lifting mechanism may also be utilized.

Plastic pick up truck box, and light-duty truck dumping mechanism

Patent No: 7,168,767
Filed on April 25, 2006

This patent is owned by GTI and its life is 20 years from the filing date. It involves a lightweight plastic pick-up truck box for use on street grade, light-duty pick-up trucks.

It is another aspect of the present invention to provide a plastic pick-up truck box with a light-duty truck dumping mechanism for pick-up trucks utilizing plastic molded truck box beds, with the tilting mechanism being used to dump the contents out of the pick-up truck box bed.

Another embodiment of the invention includes a double-folding tailgate/ramp which can be utilized to extend to the ground in order to allow for easy carrying and loading of a pick-up box. The combination of the plastic molded pick-up truck box bed having inserts therein with a hydraulic stanchion support and dumping mechanism yields a light-duty truck which can be used for dumping. Although in its most simple form, a singular stanchion and hydraulic dumping mechanism may be utilized, more than one stanchion and hydraulic lifting mechanism may also be utilized.

Advanced Digital Components, Inc.

ADCI, formed in 2003, is primarily engaged in the development of magnetic pressure sensing (“MPS”) system which remotely monitors the pressure inside each tire on a vehicle. ADCI is the applicant and the exclusive assignee of a patent for the “Tire Pressure Monitoring System and Method of Using Same”, which was filed on February 17, 2004 with the U.S Patent Office.

Patent Number is: 7,032,443.  This patent is valid for 20 years.

This invention finds particular utility in the automotive industry, and finds a special utility for monitoring tire pressure changes and inadequacies in order to operate a vehicle safely. The invention includes a tire pressure monitoring system including a magnetic actuator having an air pressure transducer therein for generating a signal proportional to the interior tire air pressure. The actuator operates parallel to the axle to alleviate speed sensitivity. Magnetic actuator communicates with a stationary field sensor permanently mounted on the vehicle at a close proximity to the magnetic actuator. The magnetic actuator rotates about the axis with the wheel, and for every revolution of the wheel, comes in to close proximity to the sensor at least once, and communicates information about the internal tire pressure to the vehicle operator such that when the tire pressure is either to low or to high, that information is relayed to the vehicle operator for appropriate action.  ADCI is in the process of marketing this technology.

Licensees and Use of the Intellectual Properties

The Company has engaged in licensing of its intellectual properties in order to generate revenues from licensing fees and royalty payments.

Licensee-US Quest, Ltd

GTI has licensed to US Quest Ltd, a Texas company,  as an exclusive licensee of know-how and manufacturing technologies owned by GTI that produces all types of construction material, constructions supplies, building supplies, etc., in the NAFTA territory including the Caribbean.  The license agreement was signed on April 8, 2006.  (See Exhibit 10.10.)    US Quest must pay GTI a 10% royalty on any use of this exclusive license.  In addition, if US Quest grants a sub-license in respect to the exclusive license, know-how or manufacturing technologies of GTI, then it must pay to GTI two-thirds of any sub-license fee and two-thirds of any royalty fee US Quest receives from the sub-licenses. The term of this agreement is 5 years with 5-year automatic renewals for as long as US Quest fully complies with this agreement.

US Quest has granted a sub-license to GreenTech Manufacturing, LLC., (“GreenTech”) a company registered in Georgia.  The sub-license gives GreenTech the rights to use the innovative PIM system to produce stronger-than-steel, lightweight construction materials using up to 95% recycled materials from single-stream solid waste sources.  The result will be an environmentally sustainable, efficient and cost-effective alternative to traditional construction products such as metal, wood, concrete and fiberglass.

The first manufacturing facility will be built in Douglas-Coffee County, Georgia.  GreenTech has contracted a 103,000-square-foot manufacturing and distribution center located on nine acres.  GreenTech is a wholly owned subsidiary of Gulf Coast Arms, a non-profit trust based in Texas, whose mission is to foster sustainability and affordability solutions across the country and abroad.  Manufacture, delivery and installation of the PIM custom made fast line machinery, molds, tooling systems and factory equipment is contracted at a price of $11,000,000 to GTI.   An initial partial release of funds will allow custom made PIM fast line, tooling systems and other equipment to be assembled in Sterling Heights, Michigan by contracted parties.  This custom made equipment will then be shipped for installation to GreenTech’s facility in Georgia.

Initially, GreenTech had several environmental issues concerning the facility in which it will establish the machine line of PIM.  The Douglas County Authority has included GreenTech in its Corrective Action Plan on file with the State of Georgia‘s Environmental Protection Division and has indemnified GreenTech from any potential liability.  GTI has billed $700,000 to GreenTech as of today and it factored the full $700,000 to Capital-Plus Partners, LLC for $560,000 in March 2009, in order to receive liquidity.  Since the Company is required to reimburse Capital –Plus Partners, LLC if GreenTech does not pay the receivable, the factor of this receivable did not qualify as a sale of a financial instrument. Therefore, the Company has recorded a liability for the $560,000 in cash received from Capital-Plus Partners, LLC. As of today, GreenTech has not paid the $700,000 due to the factor, and this receivable has been fully reserved.

Licensee-Lasera Technologies, Inc.

The Company has an agreement with Lasera Technologies Inc., a company located in California.  Initially Lasera was granted a non-exclusive license in December 2006, which was later amended to an exclusive license in September 2008.  (See Exhibit 10.5.)  The exclusive license relates to many applications of PIM technology only applying to particular customers, involving manufacturing of encapsulated anti-ballistic materials (shall mean components made from any materials encapsulated within two skins of a molded polymer for the purpose deflecting gun-fire or debris that are resulted from the discharge of a firearm, or an explosion as such events relate to various types of protective armor, clothing, structures, motorized vehicles, aircrafts, constructions, and related encapsulated anti-ballistic materials used in the civilian or military industries).

Lasera owes $225,000 in four installments to the Company as follows:

September 27th, 2008 - $10,000

November 12th, 2008 - $15,000

September 27th, 2009 - $25,000

            Balance due no later than September 26th, 2010 - $175,000

In addition Lasera owes the Company a minimum annual royalty of no less than fifty thousand dollars ($50,000) per year commencing the third year, 2010.  The above royalties have not been recorded as receivables in the financial statements due to the uncertainty of collection.

Licensee- NVH Solutions, LLC.

The agreement between GTI and NVH Solutions, LLC (NVH), a Michigan company, entered into April 15, 2008, grants NVH an exclusive license for the PIM process for use in composite pick-up cargo box programs, USCAR ‘shotgun’ used in automotive industry, oil pipe and water mains, plus other products that may be developed using PIM process, subject to review on case-by-case basis. The license option fee is $250,000 but is not payable until mutually agreed by both parties. Payment of this fee will not be applied until such time as the business is healthy and can afford to support the fee safely from working capital.  The term of the agreement begins March 2008, until terminated by either party by a 30-day written notice.  (See Exhibit 10.11.)

Ecoplastifuel, Inc. (“ECO”)

In July 2008, the Company closed the acquisition 80% of ECO, a Delaware corporation, in exchange for the issuance of 758,336 shares of common stock of LBO Capital. (See Exhibit 10.20.)  ECO offers a patented unique catalytic process recovering useful hydrocarbons from waste plastics by converting them into valuable products, such as gasoline, diesel and lubricants, in yields of 80% to 90%. ECO technology will retrieve sufficient petrochemical energy to offer partial relief from high gasoline prices.  The patent is assigned to ECO by the inventor, who will receive 1% royalty on a quarterly basis from the proceeds received by ECO for the life of the patent.  (See Exhibit 10.20)

This patented process can substantially reduce the volume of plastic waste that clogs landfills, thereby contributing a significantly positive impact on the global environment.

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

If for any reason ECO is not able to bring the ‘Gasoline from Plastics’ to a successful commercial conclusion on a timely manner (10 years) the ownership of the technology will revert back to the inventor.

LoadHog Industries, Inc. (“LoadHog”)

On November 7, 2008, LBO Capital formed Load Hog Industries, Inc. (“LoadHog”), a Michigan corporation and 100% owned subsidiary.  LBO Capital and Load Hog had been granted by Load Hog Industries, Inc. and Neuteq, Inc., both Pennsylvania corporations, the exclusive right to manufacture and sell worldwide the original “Load Hog Lift Kits” and the future enhanced “Load Hog Lift Kits,” with capability of being patented, for a term which ended June 30, 2009. (See Exhibit 10.21)  A new agreement related to Load Hog Lift Kits has still to be negotiated by the Company.  Load Hog assembles pneumatic lift kits which enable pickup trucks to function as light dump trucks. Load Hog provides an innovative solution which can deliver labor savings and convenient material handling advantages to building and landscape contractors, farmers, hobbyists, municipalities, and others.  Simplicity of installation and operation of the Load Hog concept uses a unique airbag lift system which takes the place of messy oil based hydraulic lift units. Load Hog truly qualifies as a “green” product.

In 2008, Load Hog entered into a distribution agreement with E&R Industrial Inc. ("E&R"), a privately owned Michigan corporation. (See Exhibit 10.16)  Terms of the Distribution Agreement provide that E&R will distribute and sell Load Hog products within the USA and NAFTA territory.  E&R will ship Load Hog Lift Kits from their central distribution center in Sterling Hts., Michigan. The distribution agreement expired in November 2009.

Joint Venture - Weldmation, Inc. and GTI

On November 12, 2008, formed a Joint Venture between GTI and Weldmation, Inc. (``Weldmation''), a privately owned Michigan corporation located in Madison Heights. Global Ventures Technology Group, LLC (``Global Ventures''), a Michigan limited liability company to be formed, will produce innovative industrial products including composite building construction materials, automotive components and complete high tech assembly systems.  (See Exhibits 10.14 and 10.15).  This Joint Venture is still in formation stage and has not started its operations.

Initially, Global Ventures will be funded and will operate from Weldmation's 60,000 square foot building. Weldmation will contribute cash plus use of its building; and GTI will contribute cash, licensed technology and manufacturing equipment.  The revenues and losses of the company are to be split 50/50.

Global Ventures will be licensed by GTI to use its proprietary PIM system, Encapsulation Molding Technology (``EMT'') and Molecular Metamorphosis Technology (``MMT'') (protected by patents both issued and pending). Training programs will introduce technicians to unique techniques for manufacturing lightweight materials from recycled plastic waste and desired new additives such as magnesium, all ultimately encased in plastic skins, the final products allowing no harmful VOC (Volatile Organic Compounds) emissions.

Investments

The Company owns 15,341 shares of common stock of Enercorp, Inc., a business development company under the Investment Company Act of 1940, as amended.  Cost basis of these shares is $9,205. At December 31, 2008 and 2007 these shares were valued at $384 and $767, respectively.

Environmental Compliance

We do not currently intend to own or operate any manufacturing facilities that will use our proprietary technologies.  However, we are involved in a number of research and development activities, which are subject to federal, state, local and foreign laws and regulations pertaining to pollution and protection of the environment, health and safety, governing among other things, emissions to air, discharge to waters and the generation, handling, storage, treatment and disposal of waste and other materials, and remediation of contaminated sites. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault and under certain circumstances liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages to natural resources.  The Company is not currently subject to any environmental proceedings, nor does it anticipate any such expenditures in the near future.

We believe that our business operations and facilities are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations. Based on information presently known to us and accrued environmental reserves, we do not expect environmental costs or contingencies to have a material adverse effect on us.  For example, we may be required to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered information or conditions that require a response.  During fiscal 2008 and 2007, the Company did not make any material capital expenditures for environmental control facilities.

Research and Development

Research, development and engineering constitute an important part of our activities, both for development of new manufacturing technologies and technology enhancements.  The Company does not maintain a separate research and development organization or facility but engages third parties involved in manufacturing, engineering, and production to conduct research and development efforts.  Management of the Company has estimated that internal costs related to research and development activities approximate $10,060 and $0 in 2008 and 2007, respectively.  Research and development for 2008 covers only the period from the acquisition date of ADCI and GTI, September 15, 2008 to December 31, 2008.

Competition

The Company’s primary competitors are the companies that use various kinds of polymer processing technologies, such as injection molding, blow molding, automated rotomolding, vacuum forming, fabrication, and simple rotomolding.  Many of these companies have substantially greater financial resources than the Company.

We are the exclusive licensee owner of PIM technology in the NAFTA territory.  The cost comparison between PIM technology and other polymer processing technologies show that PIM process delivers much lower product costs than the others.

Only PIM process offers technical advantages such as exceptional strength weight/ratio, reduced product density, and replacement of complex metal assemblies or materials that are currently being used with a single process thermoplastic composite molding that offers the same or enhanced features and properties.  PIM process offers our clients a competitive advantage through cost reduction, lower tooling costs, reducing the number of components and manufacturing stages, and making components lighter.  The result is increased profitability.  Our PIM technology can be used in a wide variety of industrial sectors such as, automotive, construction, aerospace, defense, materials handling, consumer goods and marine.

We believe that our long-term success is largely dependent on our ability to successfully market and sell our production technologies and expertise through continued efforts.

Employees

As of December 31, 2008, the Company had no employees on payroll. Current management staff serves under a management agreement between the Company and First Equity Corporation, a company who’s Chairman and President is also Chairman and President of the Company.  The agreement provides for a yearly fee of $150,000 paid monthly to First Equity for supplying the Company with office space, equipment and administrative staff including the services of Chief Excecutive Officer and Chief Financial Officer.

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

7.

approval of Employee and Director stock option plan.

PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

The principal market on which the Company's common stock, $.0001 par value, is traded on the Pink Sheets.  Prices for the Common Stock have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau.  The ranges of the high and low bid quotations for the periods from March 31, 2007 through December 31, 2008, are as set forth below.

Fiscal 2008– Quarters Ended:	High Bid	Low Bid
March 31, 2008	$2.40	$0.04
June 30, 2008	$2.25	$0.25
September 30, 2008	$2.00	$0.05
December 31, 2008	$1.30	$0.05

Fiscal 2007– Quarters Ended:
March 31, 2007	-	-
June 30, 2007	-	-
September 30, 2007	-	-
December 31, 2007	-	-

The Company’s common stock was not trading in 2007.  The Company has never paid a dividend with respect to its Common Stock and does not intend to pay a dividend in the foreseeable future.

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

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital Resources

Liquidity from financing

The main sources of liquidity for 2008 and 2007 have been the related party borrowings. The Company has been operating under very tight cash constraints.  Balance of cash at December 31, 2008 and 2007 was $2,595 and $0, respectively.  During 2007 the Company had no cash in its bank account, and its operations were very minimal.  After the acquisition of GTI and ADCI, which closed in mid-September 2008, the Company’s cash activities increased significantly by the borrowings from related parties.  During September - December 2008, the Company borrowed  a total of $131,552 from American Plastics Processing Products, Inc (“AP3”), which is an entity controlled by Mario DiNello, COO of the Company.

The Company has available through its subsidiaries ADCI and GTI a revolving line of credit agreement with AP3, dated April 1, 2003 with a maturity of December 31, 2010.  The agreement provides for maximum borrowings of a total of $6,000,000 with interest charged at a rate of 8%.  (See Exhibits 10.3 and 10.4).  The Company had outstanding balance of $2,662,218 and $-0- at December 31, 2008 and 2007, respectively.  The balance at September 15, 2008 was $2,581,666.  During 2008 the Company’s borrowings on the line of credit from AP3 were $85,552.  No interest payments have been made on these notes during September - December 2008, except $5,000 of principal payments.

GTI has a note payable to Longborough Capital PLC, which paid for licensing agreements with 3DM Worldwide PLC, as described above in Item 1 under “Organization and business”.  This note is non-interest bearing and has no maturity date.  The note is subject to foreign currency transaction adjustments and any gain or loss is reflected on the statement of operations.  A transaction gain of $106,003 was recorded in the Statement of Operations for the period from September 15-December 31, 2008.  Longborough is a controlling shareholder in the Company. (See Item 12).  At December 31, 2008 and 2007 the outstanding balance owed on a consolidated basis was $365,829 and $-0-, respectively.  The balance at September 15, 2008 was $471,832.   No principal payments were made on this note during 2008.

GTI has also borrowed $100,000 from Battleridge Secretaries Ltd. since May 2005.  The note bears interest at 5% and has no set maturity date.  No principal or interest payments were made on this note during 2008.

During December 2008, the Company borrowed an additional $30,000 from AP3 through a note payable.  This note bears interest at 7% per annum and is due on demand.  Also, in November 2008, the Company borrowed another $16,000 from AP3 through Load Hog Industries, Inc. (“Load Hog”). This note is due on demand and bears interest at 8% per annum. No principal payments were made on these notes during 2008.  (See “Contractual Obligations” below).

Liquidity from operations

The Company is engaged in the licensing of the intellectual property and technology with several parties. The Company anticipates that there will be a revenue stream generated from the license fees and royalty payments. However the revenues from royalties and license fees were not sufficient to support our business operations during 2008 and 2007.  The only revenues recorded in 2008 were the Lasera fees of $5,000.  We anticipate that the revenues will increase  sufficiently in 2009 and 2010 to cover the operations, but there is no certainty that this will happen.  As described in “Item 1. under Licensees and Use of Intellectual Properties”, the Company has signed several licensing agreements with licensees which provide for payments of royalties and minimum fees, however there is no guarantee whether these licensees will succeed in successfully commercializing the goods using our technologies, especially because of the financing issues.  We were anticipating over $11,000,000 in revenues to be realized in 2009, but we did not meet these projections.  Tough credit markets have made it difficult for many of our licensees to obtain financing.

Liquidity needs

The Company has an obligation to pay annual minimum royalties on its licenses granted by ERT.   Failure to do so might result in the cancellation of the license itself.  In addition, the Company will pay royalties on any products manufactured using these licensed technologies.  Royalty rates vary between 3% and 10%.  The following table represents the estimated minimum royalties in U.S dollars due at the end of 2009 and 2010 and thereafter, based on the exchange rate of $1.6=1GBP.

	Minimum Royalty due for 2009	Annual minimum royalty due for 2010 and thereafter
License on PIM for automotive.	$160,000	$400,000
License on Encapsulation.	160,000	400,000
License on PIM for construction.	160,000	240,000
	$480,000	$1,040,000

The only solution to pay for these minimum royalties is to generate revenues from the operations.  Borrowings from the related parties cannot afford to pay such fees.  We are hopeful that PIM manufacturing plant in Georgia owned by GreenTech will be completed and will start its full operations in the near future.  If successful, this project is anticipated to bring $11,000,000 in revenues for providing GreenTech with the PIM manufacturing machinery and equipment line. The Company does not anticipate committing to any capital expenditures due to lack of funds.  The Company‘s involvement in building of the GreenTech’s PIM manufacturing line is dependent upon GreenTech’s ability to pay in advance the funds in full or in installments for manufacturing, delivery and installation of this PIM line.

In addition to the principal due on notes payable, the Company has to pay interest expense on the majority of the related party loans.  The related parties are committed to supporting the Company with any liquidity needs, and they have not requested the payments on the accrued interest payable due to them.

    Notes payable obligations

	December 31, 2008	Due date
Line of Credit - American Processing Plastics, Inc.	$ 2,662,218	12/31/2010
Note payable - Longborough Capital PLC	365,829	No set date
Note payable - Battleridge Secretaries Limited	100,000	No set date
Note payable - American Processing Plastics, Inc.	46,000	On demand
Total	$ 3,174,047

The Company is also involved in other projects like the Ecoplastifuel technology.  Currently, there is very limited work being done due to lack of funds.  There are no commitments in ECO other than the 1% royalties to be paid from the sales of the product if it becomes commercialized.  If we are not able to commercialize this project within 10 years from July 2008 then the patent reverts back to its holder.

We are not involved in any capital expenditures in LoadHog.  The only obligation that LoadHog has is the $16,000 note payable to AP3.  LoadHog is working on selling the lift kits, and the revenues from those sales will be the main support for LoadHog’s operations.

Material Changes in Financial Condition

The Company had a working capital deficit of $2,078,733 at December 31, 2008.  During 2007, the Company did not operate.  This deficit is inherited mostly from the acquisition of the new subsidiaries during 2008, which are expected to burn more cash from financing rather than from the revenues.

Total assets increased by $18,188,260 in fiscal 2008 compared to fiscal 2007. Liabilities increased by $4,743,930 in fiscal 2008 compared to $0 liabilities in fiscal 2007.

Results of Operations

Fiscal 2008 compared to fiscal 2007

The Company recorded $5,000 in revenues in 2008 compared to $0 revenues in 2007. Total operating expenses were $1,121,645 and $0 for 2008 and 2007, respectively. Net loss was $1,073,495 and $83,147 for 2008 and 2007, respectively.  This change in net loss is due to the operating expenses incurred during 2008.  The Company had the following operating expenses during fiscal 2008:

Warrants expense	$ 657,831
Management fees	158,000
Professional fees	126,586
Options compensation cost	95,378
Contract labor fees	22,159
Amortization	28,552
Research and development	10,060
Miscellaneous	5,094
Insurance	4,606
Depreciation	4,067
Telephone	3,157
Rent	2,800
Patent expenses	1,918
Commissions	1,437
$ 1,121,645

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

Contractual Obligations

	December 31, 2008	Due date
Line of Credit - American Processing Plastics, Inc.	$ 2,662,218	12/31/2010
Note payable - Longborough Capital PLC*	365,829	No set date
Note payable - Battleridge Secretaries Limited	100,000	No set date
Note payable - American Processing Plastics, Inc.	46,000	On demand
Total	$ 3,174,047

	*Minimum Royalty due for 2009	*Annual minimum royalty due for 2010 and thereafter
License on PIM for automotive.	$160,000	$400,000
License on Encapsulation.	160,000	400,000
License on PIM for construction.	160,000	240,000
	$480,000	$1,040,000

* Based on the exchange rate of $1.6=1GBP

Recently Enacted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  On September 15, 2008, the Company measured the identifiable assets and liabilities acquired in the business combinations at their fair values, and recorded the excess value of $16,384,818 to goodwill.

SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company adopted both SFAS No. 141(R) and SFAS No. 160 effective January 1, 2009.  Non-controlling interest will be shown as equity in our consolidated financial statements for the reporting periods starting with the period ended March 31, 2009 and going forward.

ITEM 7.A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required to be furnished hereunder are attached hereto under Item 15 named Exhibits.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9.A     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective based on those criteria.  During the fourth quarter of 2008, management detected accounting errors in the books of its two subsidiaries, ADCI and GTI.

These errors originated from incorrect account balances as provided to us by the predecessor accountant of ADCI and GTI, who was in charge of the books and records during the time prior to the acquisition.  The Company has amended its report in form 10-Q covering the quarter September 30, 2008.

In addition, in late 2009 management discovered that two intangible assets in the form of the license agreements entered in June 2008 between ERT and GTI were omitted from the consolidated financials covering the year 2008.  Amortization expense related to these assets was also understated. Goodwill was overstated in part due to the omission of these intangible assets and also due to the changes in the allocation of the purchase price at the time of the acquisition.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Remediation and Changes in Internal Controls

The following changes occurred in the Company’s internal control over financial reporting during our fourth fiscal quarter ended December 31, 2008 that have materially affected our internal control over financial reporting:

Management has consolidated the accounting functions by transferring the accounting for the newly acquired subsidiaries to the main corporate office of the Company.  This will assure better control and oversight over the accounting system and staff.  In addition, there have been other changes related to cash management, such as the bank accounts and their signatories.

Management has implemented a new policy to assure that the legal agreements are thoroughly reviewed on a monthly basis by the officers of the Company and the contracted accounting staff.  This will help management and staff to better understand and determine the accounting and disclosure impact in the Company’s financial reports.  This will assure better control and oversight over the financial reporting and disclosure.

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

Identification of Directors and Executive Officers

The following table sets forth the name, address, age and position of each officer and director of the Company:

Name and Address                       Age                    Position                                   Term as Director

Thomas W. Itin,                              74                  President and                                Since Inception

3509 Auburn Rd.                                                Chairman of the

Auburn Hills, MI 48326                                      Board of Directors

Mario DiNello                                 60                 Chief Operating Officer                 December 31, 2007

3509 Auburn Rd.

Auburn Hills, MI 48326

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

707 Welshire Blvd.

45thFloor, Wells Fargo Tower

Los Angeles, CA 90017

Sebastian Moeritz,                          38                  Director                                        Since April, 2008

3509 Auburn Rd.

Auburn Hills, MI 48326

Majlinda Xhuti,                              32                  Chief Financial Officer &               Since April, 2002

3509 Auburn Rd.                                                Chief Accounting Officer

Auburn Hills, MI 48326

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

The Company is subject to Section 13(a) of the Securities Exchange Act of 1934 and is therefore not required to identify or disclose information concerning its significant employees.  There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer, except Mr. Itin and Mr. Parlatore, who is Mrs. Itin’s nephew, and Mr. Mario DiNello and Mr. Achile Dinello, who are father and son.

Below is a summary description of educational and professional background of each executive officer and director of the Company.

Thomas W. Itin

Since inception, Mr. Itin has  served as Chairman of the Board of Directors and President.  He formerly held positions at Williams Controls, Inc., a publicly held company, since its inception in November 1988, including Chairman and Chief Executive Officer from 1989 to 2001 and President and Treasurer from 1993 to 2001.  In May 2001, Mr. Itin became a director of LBO Capital Corp., a publicly held business development company.  In the 1960s in Michigan, he was one of the founders of Alexander Hamilton Life Insurance Company, now part of Lincoln Financial.  Prior to entrepreneurial pursuits, he was employed by Mobil International in New York City and North Africa.  Mr. Itin served on Cornell’s Council and, from 1994 to 2000, was

Chairman of Cornell University’s Technology Transfer Committee.  He received a BS degree from Cornell University and MBA degree from NYU Stern.

Mario DiNello

Mr. DiNello has over 25 years experience in the areas of plastic technologies. He has been principally involved in the capital markets, and he is also an accomplished inventor.  Mr. DiNello has served on the Board of Directors of Longborough Capital, PLC, a UK company, since 2001.  Mr. DiNello has been serving as President of GTI since 2003.  In 2002 he lead an innovation technology project with Chrysler related to composite technology for the truck bed of Dodge Dakota.  In 2004, Mr. DiNello was the lead party working on another project with Ford Motor on the magnesium encapsulation technology.  He is the inventor of several patents involving PIM technologies.

Salvatore Parlatore

Mr. Parlatore has management experience in both startup and established organizations.  Since 2002, he has been employed by Whirlpool Corporation, the #1 global appliance manufacturer, in a broad range of fields including P&L management, marketing and brand management, product development, change management, operations, consumer and market research, and online marketing.

From 1997 to 2001, Mr. Parlatore was co-founder for Nexiv, Inc., a “startup” website, hosting and internet services company, and earlier, he was with Webstyles, LLC.   During 1996-1997, he was employed by The Gettys Group, Inc., specializing in commercial real estate evaluations and renovations nationally, particularly hotel projects.  Mr. Parlatore attended Brentwood College School, Vancouver Island, Canada.  In 1996, he was awarded a BS degree from the School of Hotel Administration at Cornell and, in May 2003, an MBA degree from the University of Illinois, Champaign-Urbana.

Achille DiNello

During 2007 and 2008, Mr. DiNello was employed with Whirlpool Corporation in Benton Harbor, Michigan in the position of Associate in the Global Supply Chain Leadership Development Program.  Mr. DiNello had been involved in several business projects during his school years, including Global Technologies, Inc., and ACL Providers, LLC.  Recently, he completed an internship at Owens Corning, Inc., where he worked on EPS recycle programs, Batch Logistics Projects, and Corrugated, Polymer, Paper, and Wood recycle programs.  Graduating with High Honors, Mr. DiNello earned a Bachelor of Business Administration degree from Michigan State University in 2007.

William Lopshire

 Mr. Lopshire  currently serves as Chief Executive Officer of the International Card Establishment, Inc. Mr. Lopshire co-founded International Card Establishment, Inc. in 2002, bringing 15 years of diversified experience in the fields of law, strategic planning, finance, securities, and technology. He was appointed to his present positions in January 2003. In 1989 Mr. Lopshire founded the law firm of Lopshire & Barkan (Woodland Hills, CA), specializing in corporate and securities law. Mr. Lopshire subsequently accepted a partnership in the law firm of Manning, Marder, Kass, Ellrod & Rameriz (Los Angeles, CA), where he specialized in corporate finance, securities law, mergers and acquisitions, and international business transactions. In 1999, Mr. Lopshire became a principal in a private equity group that invested in, and provided managerial support to, several developing companies in the U.S. and abroad with diverse interests ranging from automotive parts to software development. Mr. Lopshire graduated from Michigan State University in 1985, with a Bachelor of Arts degree in Business Administration and Accounting. He earned his Juris Doctor degree from Pepperdine University School of Law in 1988. He is admitted to practice law in California and before the United States Tax Court.

Sebastian  Moeritz

Mr. Moeritz is an entrepreneur with extensive business and corporate experience in a number of international markets. He is an internationally recognized figure in the field of digital video coding and its various applications being a regular speaker at industry events as well as the author of various articles and opinions in broadcast and multimedia publications. With his strong network of contacts across the technology, media and telecommunications sectors as well as in the financial community, he combines business acumen and corporate experience with technological knowledge providing a practical perspective and strategic commercial approach. Mr. Moeritz has many years of working experience with both large and small companies as director or advisor and after studies in social sciences and economics; he previously specialized in property and investment with a specific focus on Russia.

Mr. Moeritz is also President of the MPEG Industry Forum since 2004 and has been on MPEGIF's Board of Directors since 2002 serving as Treasurer, and CEO of DICAS, a developer of real-time video coding solutions, based in Germany, since 2001.

Majlinda Xhuti

Majlinda Xhuti has been serving the Company since early 2002 in the position of Chief Financial Officer and Chief Accounting Officer.  Mrs. Xhuti has an extensive corporate financial and accounting experience in small public companies registered with the SEC.  She holds a Masters Degree in Professional Accountancy.

Audit committee financial expert.

The Company’s Board of Directors has determined that it has at least one audit committee financial expert serving on its committee. Mr. Salvatore Parlatore is determined to be one of these experts. Mr. Parlatore is nephew of Mr. Itin’s wife.

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

Based solely upon a review of the copies of the reports received by the Company during the year ended December 31, 2008, and written representations of the persons required to file said reports, the Company believes that such reports were filed on a timely basis.

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

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and accountability for adherence to the code

ITEM 11.   EXECUTIVE COMPENSATION

Cash Compensation.

The Company paid no cash compensation directly to its directors or officers, during 2008.  Current officers serve under a management agreement between the Company and First Equity Corporation.  The agreement provides for a yearly fee of $150,000 paid monthly to First Equity for supplying the Company with office space, equipment and administrative staff including the services of Chief Excecutive Officer and Chief Financial Officer.  During 2008, the Company paid only $27,000 in management fees to First Equity Corporation.

There was no compensation paid or accrued for the year ended December 31, 2007.

2008-SUMMARY COMPENSATION TABLE
Name	Year	Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	All Other	Total
and		through		Awards	Awards	Incentive	Deferred	Compensation
principal		related party				Plan	Compensation
position						Compensation	Earnings
		($)	($)	($)	($)	($)	($)	($)	($)
Thomas W. Itin, CEO & Chairman	2008	4,000	-	-	567,100	-	-	-	571,100
Majlinda Xhuti, CFO	2008	23,000	-	-	5,550	-	-	-	28,550
Mario DiNello, COO	2008	-	-	-	-	-	-	-	-
Charles Centner, VP	2008	-	-	-	7,400	-	-	-	7,400
Tatsiana Husarava	2008	-	-	-	3,700	-	-	-	3,700
Directors:	2008	-	-	-		-	-	-	-
Salvatore Parlatore	2008	-	-	-	29,600	-	-	-	29,600
Achille DiNello	2008	-	-	-	29,600	-	-	-	29,600
Sebastian Moeritz	2008	-	-	-	29,600	-	-	-	29,600
William Lopshire	2008	-	-	-	29,600	-	-	-	29,600

No management fees or any other form of cash compensation was paid to any officer and director during 2007.

DIRECTOR COMPENSATION 2008
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas W. Itin	-	-	29,600	-	-	-	29,600
Salvatore Parlatore	-	-	29,600	-	-	-	29,600
Achille DiNello	-	-	29,600	-	-	-	29,600
Sebastian Moeritz	-	-	29,600	-	-	-	29,600
William Lopshire	-	-	29,600	-	-	-	29,600

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Thomas W. Itin, CEO & Chairman	100,000	-	300,000	0.40	2013	-	-	-	-
Thomas W. Itin, CEO & Chairman	537,500*	-	-	0.32	2013	-	-	-	-
Majlinda Xhuti, CFO	25,000	-	50,000	0.40	2013	-	-	-	-
Mario DiNello, COO	-	-	-	0.40	2013	-	-	-	-
Charles Centner, VP	100,000	-	-	0.40	2013	-	-	-	-
Tatsiana Husarava	12,500	-	37,500	0.40	2013	-	-	-	-
Salvatore Parlatore	100,000	-	300,000	0.40	2013
Achille DiNello	100,000	-	300,000	0.40	2013
Sebastian Moeritz	100,000	-	300,000	0.40	2013
William Lopshire	100,000	-	300,000	0.40	2013

* These represent the warrants granted to Mr. Itin since 1994 and they were extended in May 2008 until May 2013.

Incentive Stock Option Plan

On April 3, 2008, the shareholders of the Company approved and adopted the 2008 Stock Option Plan for employees, officers of, and consultants to, and non-employee directors of the Company (the “Stock Option Plan”) reserving an aggregate of 3,000,000 shares of common stock for issuance pursuant to the exercise of stock options which may be granted to employees, officers of, and consultants to, and non-employee directors of the Company. (See Exhibit 10.O-2)

The Stock Option Plan was adopted for a ten-year term. The Stock Option Plan is designed to provide additional incentive for such persons, to promote the success of the Company and to encourage the ownership of the Common Stock of the Company by such persons. The Stock Option Plan is also designed to provide additional incentive for persons to become directors of the Company, to reward independent directors for past services to the Company and to encourage such persons to remain associated with the Company.  The principal features of the Stock Option Plan are summarized below.

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

The option price for each offering will be determined by the Committee of Directors and will not be less than 100% of fair market value on the date of grant of the option, except that any Incentive Option granted under the Plan to a person owning more that ten percent of the Common Stock must be at an exercise price of at least 110% of such fair market value and be for a term of not more that five years. The fair market value is defined under the Plan to be the closing sales price for such stock on any established stock exchange or a national market system or, if none, the mean between the high bid and low asked prices for the Common Stock on the date of determination or, if there are no quoted prices on the date of determination, on the last day on which there are quoted prices prior to the date of determination. In the absence of an established market for the Common Stock, the Fair Market Value shall be determined in good faith by the Administrator, which is the Board or any of its Committees as shall be administering the Plan, in accordance with Section 4 of the Plan.

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

On May 5, 2008, the officers and employees of the Company were granted fully vested Stock Options to purchase a total of 225,000 shares of common stock at $0.40 per share.

On June 30, 2008, an officer of the company exercised his Options rights under the Qualified Stock Option Agreement to purchase 100,000 shares of common stock at $0.40 per share subject to the SEC Rule 144 restrictions.  The Company received $40,000 from this transaction.

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

Compensation of Directors.

Standard Arrangements.

The Company reimburses its directors for expenses incurred by them in connection with business performed on the Company's behalf, including expenses incurred in attending meetings.  No such reimbursements were made for the years reported herein.  The Company does not pay any director's fees but granted options as compensation. See Item 11.

Other Arrangements.

None

Termination of Employment and Change of Control Arrangement.

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains information as of December 31, 2008 with respect to beneficial ownership of the Company's Common stock by each person known by the Company to be the beneficial owner of more than five percent thereof, by the executive officers and directors of the Company and by all executive officers and directors of the Company as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2008, which was 21,870,866 shares.

Name and Address of Beneficial Owner	# Shares Beneficially Owned	Percent of Class
Longborough Capital, PLC.	18,000,000	73.63%
Thomas W. Itin * 4831 Old Orchard Trail, Orchard Lake, MI 48324	2,302,781	9.42%
Mario DiNello * 67701 Romeo Plank, Ray, MI 48096	1,625,163	6.65%
Directors and officers as a group	4,472,944	18.30%

(*)   These shares are held of record by entities of which Mr. Itin and Mr. DiNello are either principals or beneficiaries.

The following table shows the top ten beneficial holders of Longborough Capital, PLC.

Main Beneficial Holders of Longborough Capital, PLC	Shares Held	% of Class
Magnus Lindseth.	21,500,000	26%
Mario DiNello.	15,764,213	19%
Steven d’Angelo.	3,000,000	4%
Liz Barry.	3,300,000	4%
David J. Lee.	2,500,000	3%
Peter Bogardus.	1,665,222	2%
Dudley Rusell, Chris Cook, Julian Judd and P. Petrillo.	2,500,000	3%
Total	50,229,435	61%

The following table sets forth certain information as of December 31, 2008 concerning our equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plan approved by the shareholders *	3,000,000	$0.40	775,000
Equity compensation plan not approved by the shareholders	-	-	-
Total	3,000,000	$0.40	775,000

* Refers to the Stock Option plan approved by shareholders on April 3, 2008.

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

Certain Business Relationships.

The Company has an agreement with First Equity Corporation, which supplies management services and office space to the Company.  The agreement provides for a yearly fee of $150,000 paid monthly to First Equity for supplying the Company with office space, equipment and administrative staff including the services of Chief Excecutive Officer and Chief Financial Officer.  First Equity is a related party to Mr. Thomas W. Itin, President and Chairman of the Board of Directors of the Company as his wife has a controlling interest in First Equity.

The Company has available through its subsidiaries ADCI and GTI a revolving line of credit agreement with American Plastics Processing Products, Inc., (“AP3”) a related party, dated April 1, 2003 with a maturity of December 31, 2010.  Mario DiNello, COO of the Company is also President of AP3.  The agreement provides for maximum borrowings of a total of $6,000,000 with interest charged at a rate of 8%.  The Company had an outstanding balance of $2,662,218 and $-0- at December 31, 2008 and 2007, respectively.  The balance at September 15, 2008 was $2,581,666.  During 2008 the Company’s borrowings on the line of credit from AP3 were $85,552.  No interest payments have been made on these notes during September-December 2008, expect the principal payments of $5,000.

GTI has a note payable to Longborough Capital PLC, which paid for licensing agreements with 3DM Worldwide PLC, as described above in Note 1 under “Organization and business”.  This note is non-interest bearing and has no maturity date.  The note is subject to foreign currency transaction adjustments and any gain or loss is reflected on the statement of operations.  Longborough is a controlling shareholder in the Company. (See Item 12).  At December 31, 2008 and 2007 the outstanding balance owed on a consolidated basis was $365,829 and $-0-, respectively.  The balance at September 15, 2008 was $471,832.  No principal payments were made on this note during 2008.

On May 6, 2005, GTI borrowed $100,000 from Battleridge Secretaries Limited. The note bears interest at 5% and has no set maturity date.  No principal or interest payments were made on this note during 2008.

During December 2008, the Company borrowed an additional $30,000 from AP3 through a note payable.  This note bears interest at 7% per annum and is due on demand.  Also, in November 2008, the Company borrowed another $16,000 from AP3 through Load Hog Industries, Inc. (“Load Hog”). This note is due on demand and bears interest at 8% per annum. No principal payments were made on these notes during 2008.

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

Also, effective December 31, 2007, the Board of Directors approved the issuance of 1,000,000 warrants to Quorum Capital, Inc (QC) and American Plastics Processing Products, Inc. as an incentive to convert its debt.  QC is a related party to the Company through Shirley Itin, wife of Mr. Itin. She has a 20% interest in QC.  The warrants expire on December 31, 2012.  Each warrant Class E entitles the holder to purchase one share of common stock of the Company at $0.08 per share. The Company’s common stock had a fair market value of $0.0001 as of the grant date.  Based on the valuation model (Black-Scholes) used by the Company these warrants had no intrinsic value upon issuance, thus no amount was allocated to them.

On October 31, 2008 American Plastics Processing Products, Inc. exercised 500,000 privately held Warrants and purchased 500,000 shares of common stock of LBO Capital at the purchase price of $0.08 per share subject to the SEC Rule 144 restrictions.

Also, on October 31, 2008 the Company issued 500,000 shares of common stock of LBO Capital to Environmental Recycling Technologies, PLC, in exchange for a License and Royalty Agreement between LBO Capital and Environmental Recycling Technologies, PLC, (“ERT”).

On May 9, 2008, the Board of Directors further extended the expiration date of the aforementioned 162,500 private warrants until May 5, 2013. Also, on May 9, 2008 the Board of Directors extended the expiration date until May 5, 2013 for 375,000 private warrants owned by Mr. Itin since 1994. Each warrant enables the owner to purchase one share of common stock for $0.32 per share. As of May 9, 2008, fair value of the warrants was $199,469 and 458,363, respectively, based on the valuation model of  (Black-Scholes).

Director Independence

We have five directors.  Thomas W. Itin, Achille DiNello and Salvatore Parlatore, are not considered independent directors.  Sebastian Moeritz and William Lopshire are considered independent directors.  The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15).

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed for services performed by the independent registered public accounting firm, UHY LLP for each of the years ended December 31, 2008, and 2007, respectively are:

	2008	2007
Audit	$64,200	$ 5,500
Audit Related	24,700	-
Taxes	-	-

Audit related services include the review services for the quarterly reports on Form 10-Q and periodic reports on Form 8-K.  Fees for audit and audit related services are approved annually by the Company’s Audit Committee.  UHY LLP leases all its personnel, who work under the control of UHY LLP partners, from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure.

ITEM 15.   EXHIBITS

The following documents are filed as a part of this report Form 10-K immediately following the signature page.

(1) Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-2
Consolidated Statements of Operations for each of the years in the two-year period ended December 31, 2008	F-3
Consolidated Statements of Stockholders' Equity for each of the years in the two-year period ended December 31, 2008	F-4
Consolidated Statements of Cash Flows for each of the years in the two-year period ended December 31, 2008	F-5
Notes to Consolidated Financial Statements	F-6-F20
(32) Certifications pursuant to 18 USC, Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
3.1* Articles of Incorporation
3.2* Bylaws
10 Material contracts:

10.1       Definitive agreement dated December 31, 2007.

10.O-2   2007 Stock Option Plan.

10.3       ADCI credit agreement dated April 1, 2003.

10.4       GTI credit agreement dated April 1, 2003.

10.5       Lasera agreement dated September 27, 2008**.

10.6       Note payable between GTI and TICO.

10.7       Note payable between LBO and AP3.

10.8       Note payable between Load Hog and AP3.

10.9       Note payable to Battleridge.

10.10     US Quest and GTI license agreement dated April 8, 2006.

10.11     NVH Solutions and GTI license agreement dated April 15, 2008.

10.12     License agreement between ERT and GTI dated June 18, 2008**.

10.13     License agreement between ERT and GTI dated June 23, 2008**.

10.14     Letter of Intent between GTI and Weldmation, Inc dated July 14, 2008.

10.15     Joint Venture agreement between GTI and Weldmation, Inc dated

              October 4, 2008.

10.16     LBO and Load Hog distribution agreement dated October 31, 2008.

10.17     License agreement dated November 1, 2008 between LBO and ERT.

10.18     Supplemental agreement dated December 15, 2003 between GTI and
              3DM.

10.19     Agreement dated November 22, 2003 between GTI and 3DM.

10.20     Agreement dated April 24, 2008 between LBO Capital Corp. and Global
              Energy Conversion, LLC.

10.21     LoadHog Industries, Inc and LBO Capital agreement dated
              September 2, 2008.

10.22    Agreement proposed by First Equity Corporation.

10.23     Board Minutes approving First Equity Agreement.

10.24     Capital - Plus Partners agreement.

10.25     Capital - Plus Partners certificate of resolution.

10.26     Capital - Plus Partners personal guaranty.

10.27     Capital - Plus Partners exhibit B to the agreement.

10.28     Capital - Plus Partners exhibit C to the agreement.

10.29     GreenTech Manufacturing invoice.

10.30     Technology share agreement. **

10.31     Subgrant letter date October 6, 2009. **

10.32     Note payable to Longborough

(21) Subsidiaries of the registrant.

* Incorporated by reference from the Company's Registration Statement on Form S-18, and effective December 16, 1987

** Incorporated by reference from the Company’s report on Form 10-Q for the period ended
     September 30, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LBO CAPITAL CORP.

(Company)

By: /s/ Thomas W. Itin

            President and CEO

Date:    January 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated,

on January 4, 2011.

Signature:   /s/ Thomas W. Itin

                    Chairman of the Board of Directors,

                    President & Chief Excecutive Officer

Signature: /s/ Salvatore Parlatore

                     Director

Signature: /s/ Achille DiNello

                     Director

Signature: /s/ William Lopshire

                     Director

Signature: /s/ Sebastian Moeritz

                     Director

Signature: /s/ Majlinda Xhuti

                    Chief Financial Officer & Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

LBO Capital Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of LBO Capital Corp. and Subsidiaries (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LBO Capital Corp. and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 18, the consolidated financial statements as of and for the year ended December 31, 2008, have been restated to adjust the fair value of intangible assets, including goodwill, that were acquired in the acquisitions of Global Tech International, Inc. and Advanced Digital Components, Inc. on September 15, 2008.

/s/ UHY LLP

Southfield, Michigan

January 4, 2011

LBO CAPITAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2008 “Restated”	December 31, 2007
ASSETS
Current Assets
Cash	$ 2,595	$ -
Marketable securities-available for sale	384	767
Total current assets	2,979	767
Property and equipment, net	28,757	-
Goodwill	16,384,818	-
Intangible assets, net	1,725,173	-
Deposits	47,300	-
Total assets	$ 18,189,027	$ 767

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 59,539	$ -
Accounts payable-related party	1,144	-
Accrued consulting fees	131,000	-
Accrued expenses	476,587	-
Accrued contract labor fees	289,983	-
Interest payable	611,630	-
Note payable-related parties, current portion	411,829	-
Note payable, current portion	100,000
Total current liabilities	2,081,712	-
Long-Term Liabilities
Line of credit-related party	2,662,218	-
Total liabilities	4,743,930	-
Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 100 million shares authorized, 21,870,866 and 2,012,530 shares outstanding at December 31, 2008 and December 31, 2007, respectively	2,187	201
Additional paid-in capital	16,889,162	2,372,939
Accumulated deficit	(3,437,431)	(2,363,936)
Accumulated other comprehensive loss	(8,821)	(8,437)
Total stockholders’ equity	13,445,097	767
Total liabilities and stockholders’ equity	$ 18,189,027	$ 767

See notes to consolidated financial statements.

LBO CAPITAL CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

                                      For the years ended December 31,

	2008 “Restated”	2007
Revenues
Licensing revenues	$ 5,000	$ -
Expenses
Contract labor fees	22,159	-
Rent	2,800	-
Management fees	158,000	-
Professional fees	126,586	-
Research and development	10,060
Commissions	1,437	-
Insurance	4,606	-
Telephone	3,157	-
Depreciation	4,067	-
Amortization	28,552	-
Patent expenses	1,918	-
Warrants expense	657,831	-
Options compensation cost	95,378	-
Miscellaneous	5,094	-
Total operating expenses	1,121,645	-
Other income (expense)
Interest expense	(62,853)	(88,634)
Foreign currency transaction gains	106,003	-
Extinguishment of debts	-	5,487
Total other income (expense)	43,150	(83,147)
Net Loss	$ (1,073,495)	$ (83,147)
Weighted average shares of
common stock outstanding	7,878,242	1,513,870

Basic and diluted loss per share	$ (0.14)	$ (0.05)

See notes to consolidated financial statements.

LBO CAPITAL CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2008 (“Restated”) and 2007

	Number of Common Stock Shares	Amount	Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders' Equity (Deficit)

Balances at January 1, 2007	1,512,530	$151	$624,153	$(2,280,789)	$(3,069)	$(1,659,554)
Issuance of 4 million shares of common stock for extinguishment of related party debt	4,000,000	400	1,748,436	-	-	1,748,836
Effect of 1 for 8 reverse stock split on common						-
stock issued during 2007	(3,500,000)	(350)	350	-	-	-
Unrealized loss on available for sale securities	-	-	-	-	(5,368)	(5,368)
Net loss	-	-	-	(83,147)	-	(83,147)
Balances at December 31, 2007	2,012,530	201	2,372,939	(2,363,936)	(8,437)	767
Issuance of 19,258,336 million shares of common stock	19,258,336	1,926	13,658,074	-	-	13,660,000
Cash contributions	-	-	25,000	-	-	25,000
Extension/modification of common stock warrants	-	-	657,831	-	-	657,831
Exercise of common stock warrants	500,000	50	39,950			40,000
Issuance of stock options	-	-	95,378	-	-	95,378
Exercise of stock options	100,000	10	39,990	-	-	40,000
Unrealized loss on available for sale securities	-	-	-	-	(384)	(384)
Net loss	-	-	-	(1,073,495)	-	(1,073,495)
Balances at December 31, 2008	21,870,866	$ 2,187	$16,889,162	$(3,437,431)	$ (8,821)	$ 13,445,097

See notes to consolidated financial statements.

LBO CAPITAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                                                 For the Years Ended December 31,

	2008 “Restated”	2007

Operating activities:
Net loss	$ (1,073,495)	$ (83,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,067	-
Amortization	28,552	-
Warrant expense	657,831	-
Compensation cost-stock options	95,378	-
Changes in assets and liabilities
Increase (Decrease) in:
Accounts payable and accrued liabilities	(4,143)	(5,486)
Interest payable	62,853	88,633
Total adjustments	844,538	83,147
Net cash used in operating activities	(228,957)	-
Financing activities
Cash provided from capital contributions	25,000	-
Cash provided from notes payable	131,552	-
Payment of note payable	(5,000)	-
Exercise of stock options	40,000	-
Exercise of warrants	40,000	-
Net cash provided by financing activities	231,552	-

Net increase in cash	2,595	-
Balance of cash at the beginning of period	-	-
Balance of cash at the end of period	$ 2,595	$ -

Supplemental disclosures of cash flow information
Issuance of 4 million shares of common stock for extinguishment of related party debt	$ -	$ 1,748,836
Issuance of 19,258,336 million shares of common stock, as follows: 18,758,336 shares of common stock for the acquisitions of ADCI, GTI and ECO and, 500,000 shares of common stock for the purchase of a license agreement	$ 13,660,000	$ -

See notes to consolidated financial statements.

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

Advanced Digital Components, Inc.

Advanced Digital Components, Inc. (“ADCI”), a Delaware Corporation, formed in 2003, is primarily engaged in the development of magnetic pressure sensing (“MPS”) system which monitors the pressure inside each tire on a vehicle. ADCI has obtained a patent for the MPS system and its focus is now marketing and selling the technology. There can be no assurance that patents issued to or licensed by ADCI will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to ADCI.  On March 30, 2009, the Company acquired the remaining minority interest in ADCI for 3,773,120 shares of common stock.

 Global Tech International, Inc.

Global Tech International, Inc. (“GTI”) is a Delaware Corporation incorporated in 2003.  GTI is primarily engaged in the developing, licensing, and marketing of plastic’s related intellectual properties developed under the 3DM Powder Impression Molding (“PIM”).  In addition, GTI is developing and marketing the Surface Acoustic Wave (“SAW”) technology tire sensor which monitors the pressure inside each tire on a vehicle. GTI has obtained a patent for the SAW tire sensor and its focus is now on marketing and selling the technology. There can be no assurance that patents issued to or licensed by GTI will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to GTI. GTI is a participant in the projects of the United States Council For Automotive Research LLC (“USCAR”) and is currently working with General Motors, Ford and Chrysler in the field of weight reduction by the utilization of encapsulated lightweight composites.  On March 30, 2009, the Company acquired the remaining minority interest in GTI for 5,943,042 shares of common stock.

LBO CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Ecoplastifuel, Inc

Ecoplastifuel, Inc. (“ECO”) was acquired in July 2008. The Company owns 80% of ECO in exchange for the issuance of 758,336 shares of commons stock. ECO offers a patented unique catalytic process recovering useful hydrocarbons from waste plastics by converting them into valuable products, such as gasoline, diesel and lubricants. ECO technology is expected to retrieve sufficient petrochemical energy to offer partial relief from high gasoline prices.

Load Hog Industries, Inc.

On November 7, 2008 LBO Capital formed Load Hog Industries, Inc., a Michigan corporation ("Load Hog"), and 100% owned subsidiary.  LBO Capital and Load Hog has been granted by Load Hog Industries, Inc. and Neuteq, Inc., both Pennsylvania corporations, exclusive right to manufacture and sell worldwide the original “Load Hog Lift Kits” and the future enhanced “Load Hog Lift Kits,” with capability of being patented, for a term ended June 30, 2009. Load Hog assembles pneumatic lift kits which enable pickup trucks to function as light dump trucks. Load Hog provides an innovative solution which can deliver labor savings and convenient material handling advantages to building and landscape contractors, farmers, hobbyists, municipalities, and others.

Load Hog has entered into a distribution agreement with E&R Industrial Inc. ("E&R"), a privately owned Michigan corporation. Terms of the Distribution Agreement provide that E&R will distribute and sell Load Hog products within the U.S.A. and NAFTA territory.  E&R will ship Load Hog lift kits from their central distribution center in Sterling Heights, Michigan. E&R serves automotive markets nationwide including vehicle dealerships. E&R is an innovative, full-line industrial distributor committed to brand name quality products, competitive prices, and on-time delivery. The website for E&R is www.erindustrial.com.

Revenue Recognition

The Company recognizes revenues when earned and collectable.  If the certainty of collection is in doubt, the revenue is not recognized in the financial statements.  Due to the uncertainty of collection, the Company recognizes revenue from its licensing agreements as cash is received from the licensee.

Concentration of Credit Risk

The Company from time to time during the years covered by these financial statements may have bank balances in excess of its insured limits.  Management has deemed this as a normal business risk.

LBO CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets.  Equipment, furniture and leasehold improvements are being depreciated over a useful life of five years, with exception of one equipment, which is being depreciated over a useful life of seven years.

Research and Development

Research and development costs are expensed as incurred.  Total research and development expense was $10,060 and $-0- for the years ended December 31, 2008 and 2007, respectively.

Income Taxes

The Company accounts for deferred income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Net Loss Per Share

Basic loss per share excluding dilution has been computed by dividing net loss by the weighted-average number of common shares outstanding for the period.  Diluted loss per share is computed the same as basic except that the denominator also includes shares issuable upon assumed exercise of common stock options and warrants.

LBO CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Diluted loss per share has been computed using weighted average shares outstanding without giving effect to the common stock equivalents, as the effect would be antidilutive.  Common stock equivalents consist of warrants and options.  Weighted average shares outstanding reflect the effect of the reverse split (See Note 12) for 2008 and 2007, as if the reverse split occurred on January 1, 2007.

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

In exchange for these acquisitions, the Company delivered 18,000,000 newly issued shares of common stock to Longborough.  These shares were valued at $12,500,000.  Purchase method of accounting was used to account for the acquisitions.  As discussed in Note 18, the allocation of the purchase price has been restated.  The purchase price was allocated as follows:

	GTI	ADCI	Total
	09/15/08	09/15/08
Assets
Current assets
Cash	$ 4,213	$ 53	$ 4,266
Related party loans receivable	-	43,600	43,600
Prepaid expenses	-	1,232	1,232
Property and equipment	30,621	2,205	32,826
Intangible assets	1,128,726	-	1,128,726
Deposits	800	-	800
Goodwill	11,109,557	4,740,261	15,849,818
Total assets	12,273,917	4,787,351	17,061,268
Liabilities
Accounts payable	10,445	30,125	40,570
Accrued management fees	-	462,041	462,041
Accrued interest	266,385	282,431	548,816
Accrued contract labor fees	275,149	-	275,149
Accrued rent	15,771	-	15,771
Accrued professional fees	20,333	-	20,333
Other accrued expenses	1,490	-	1,490
Related party loans payable	43,600	-	43,600
Notes payable-short term related parties	471,832	-	471,832
Note payable	100,000	-	100,000
Line of credit-long term related parties	1,068,912	1,512,754	2,581,666
Total liabilities	2,273,917	2,287,351	4,561,268
Net purchase price	$ 12,000,000	$ 500,000	$ 12,500,000

The excess of the purchase price over the 86% and 87% of total net assets of ADCI and GTI, respectively, was allocated to goodwill in the amount of $15,849,818.

On July 23, 2008 the Company completed a transaction on the purchase of 80% of common stock of Ecoplastifuel, Inc., (“ECO”) a Delaware Corporation in exchange for 758,336 shares of LBO Capital common stock.  These shares were valued at $535,000 and this amount was allocated 100% to goodwill due to the fact that ECO had total net worth of $-0- at July 23, 2008.  The only asset that ECO owns is a patent on waste plastic conversion to gasoline, which has a fair value of $-0-.  The accompanying consolidated financial statements include operations of $(7,054) for ECO for the period July 23, 2008 through December 31, 2008.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information for the years ended December 31, 2008 and 2007 presented in the table below summarizes the combined results of operations of LBO Capital, GTI,  ADCI, and ECO on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2007.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2007.

The pro forma financial information presented includes the addition of goodwill as a result of the acquisition as well as elimination of receivable and payable balances between the companies.

	12-Months Ended December 31, 2008	12-Months Ended December 31, 2007
Revenues	$ 20,000	$ -
Net loss	(1,578,660)	(793,268)
Weighted average shares of common stock outstanding	20,490,785	20,272,206
Basic and diluted loss per share	$ (0.08)	$ (0.04)
	F-9

LBO CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3.  Marketable Securities - Available for Sale

The Company owns 15,341 (less than 5%) shares of common stock of Enercorp, Inc., a business development company under the Investment Company Act of 1940, as amended.  These shares are classified as available for sale securities.  The unrealized gains or losses are recorded in other comprehensive income.  Cost basis of these shares is $9,205.  Enercorp is a related party to the Company. At December 31, 2008 and 2007 these shares were valued at $384 and $767, respectively.

Note 4.   Deposits

The Company recorded a $46,500 deposit for the purchase of inventory of Load Hog.  This transaction has not been completed, and is pending full accounting for the inventory.

Note 5.  Property and Equipment, Net

Property and equipment consists of the following:

	December 31, 2008	December 31, 2007

Leasehold improvements	$ 9,599	$ -
Computers	6,917	-
Equipment	68,527	-
Furniture	1,102
	86,145
Less accumulated depreciation	(57,388)	-
	$ 28,757	$ -

Note 6.  Intangible Assets, Net

Intangible assets consist of the following:

	December 31, 2008	December 31, 2007
Licensing agreements	$1,753,726	$ -
Less accumulated amortization	(28,553)	-
Intangible assets, net	$1,725,173	$ -

LBO CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Intangible assets in LBO Capital consists of a licensing and royalty agreement between LBO Capital and Environmental Recycling Technologies, PLC, (“ERT”) for rights to certain intellectual property related to the use of PIM technology in the NAFTA territory.  This license was awarded to LBO Capital on November 1, 2008 in exchange for 500,000 shares of common stock of LBO Capital valued at $625,000, and is being amortized over 15 years and 1 month, the remaining life of the underlying patent.  LBO Capital has to pay ERT royalties on all chargeable transactions, which constitute the use, sale, hiring or other disposal of a product manufactured under the PIM process, at the rate of 3% payable at the end of each calendar year.  The first minimum royalty payment of 100,000 British Pounds (“GBP”) was due at the end of calendar year 2009.  The minimum royalty payment increases to 250,000 GBP for 2010 and thereafter.  The Company is past due on the payment of minimum royalties to ERT.

Intangible asset in GTI consists of a license that was purchased from ERT by GTI in 2008 for the use of PIM technology in any of the following construction products: namely flat boards, hoardings, planks, modular housing, scaffolding, interior and exterior finishing, pipework, and construction signage but specifically excluding any product specific application or design under any existing other license or option for a license.  Fair value of this license was $1,128,726 at September 15, 2008.  The license is amortized over the remaining life of the underlying patent which is 15 years and 5 months from June 23, 2008, the day this license was granted.  Minimum royalty payments under this license are 100,000 GBP for 2009 and 150,000 GBP for 2010 and thereafter.  The Company is currently past due on the payment of minimum royalties to ERT.

Total amortization expense for the next five years is estimated to be $115,000 per year, or a total of approximately $575,000.

Note 7.   Goodwill

Total goodwill of $16,384,818 is comprised of two components:  $15,849,818 of goodwill rising from the acquisition of 87% of GTI and 86% of ADCI in September, 2008, and $535,000 of goodwill rising from the acquisition of 80% of ECO in July 2008.  Goodwill is tested annually for impairment based guidance provided by SFAS 142.  Management conducted the impairment test on goodwill as of December 31, 2008 using the discounted cash flow method in order to determine fair values of the acquired subsidiaries at December 31, 2008.  Based on this method, management concluded that no goodwill impairment was deemed necessary as of December 31, 2008.

Note 8.   Notes Payable

Notes payable-related parties

The Company has available through its subsidiaries ADCI and GTI a revolving line of credit agreement with American Plastics Processing Products, Inc., (“AP3”) a related party, dated April 1, 2003 with a maturity of December 31, 2010.  The agreement provides for maximum borrowings of a total of $6,000,000 with interest charged at a rate of 8%.

LBO CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company had outstanding balance of $2,662,218 at December 31, 2008, $ 2,581,666 at September 15, 2008 (acquisition date), and $-0- at December 31, 2007.  During 2008, the Company’s borrowings on the line of credit from AP3 were $85,552.  No interest payments have been made during the period September through December 2008, except for $5,000 of principal payments.

GTI has a note payable to Longborough Capital PLC, which paid for licensing agreements with 3DM Worldwide PLC, as described above in Note 1 under “Organization and business”.  This note is non-interest bearing and has no maturity date.  The Company had an outstanding balance of $365,829 at December 31, 2008, $471,832 at September 15, 2008 (acquisition date), and $-0- at December 31, 2007.  The note is denominated in British Pounds and is subject to foreign currency transaction adjustments.  Transaction gain of $106,003 was recorded in the Statement of Operations for the period from September 15-December 31, 2008.  No principal payments have been made on this note during 2008.

During December 2008, the Company borrowed $30,000 from AP3 directly.  This note bears interest at 7% per annum and is due on demand.  Also, in November 2008, the Company borrowed $16,000 from AP3 through Load Hog. This note is due on demand and bears interest at 8% per annum. No payments were made on these notes during the year 2008.  Balance of both notes was $46,000 at December 31, 2008.  No principal payments have been made on these notes during 2008.

Note payable

GTI also has a note payable of $100,000 to Battleridge Secretaries Limited. The note bears interest at 5% and has no set maturity date.  Balance of this note was $100,000 at December 31, 2008 and September 15, 2008 (acquisition date), and $-0- at December 31, 2007.  No principal payments have been made on this note during 2008.

The following table represents scheduled principal payments on the notes payable for the next two years ended December 31:

2009	$ 511,829
2010	$ 2,662,218

Note 9.   Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2008	December 31, 2007
Accrued rent	$ 14,171	$ -
Accrued professional fees	460,924	-
Accrued other expenses	1,492	-
	$ 476,587	$ -

Most of the professional fees consist of research and development and accounting fees.

LBO CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Note 11.   Notes payables transactions in 2007

Note Purchase Agreement.

Effective December 31, 2007, Quorum Capital, Inc., the major creditor in the Company, assigned $337,654 of notes receivable and $904,702 of interest receivable from the Company, to AP3.

Conversion of the Notes to Equity

Effective December 31, 2007, AP3 agreed to convert $337,654 of note receivable and $904,702 of interest receivable from the Company into 200,000 (post-reverse stock split - see Note 12) newly issued shares of Company’s common stock and 1,000,000 warrants to purchase shares of common stock of the Company at $0.08 per share.

Also, effective December 31, 2007, Quorum Capital, Inc. agreed to convert $506,481 of remaining note receivable from the Company into 300,000 (post-reverse stock split - see Note 12) newly issued common shares of Company’s stock and  1,000,000 warrants to purchase shares of common stock of the Company at $0.08 per share.  Based on the valuation model (Black Scholes) used by the Company the above warrants had no intrinsic value upon issuance, thus no value was assigned to them.

Note 12.   Capital Stock

Public warrants

The Company has 375,000 Class A Warrants, 375,000 Class B Warrants and 375,000 Class C Warrants.  These warrants were issued in 1988 through a public offering.  Class A warrant entitles the warrant holder to purchase one share of common stock for $4.00, each Class B warrant entitles the warrant holder to purchase one share of common stock for $6.00, and each Class C common stock purchase warrant entitles the warrant holder to purchase one share of common for $8.00.  The Class A, B and C warrants were originally exercisable within twelve, eighteen and twenty-four months respectively, from February 26, 1988.  All warrants have been extended until July 25, 2011.  As of the day of this report, no warrants have been exercised.  The Company has the right to call any or all warrants at a redemption price of $.0008 per warrant.

LBO CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Extension of the expiration date of the warrants on July 25, 2008 represents a modification of their terms, therefore based on Statement of Financial Accounting Standards No. 123 (R) “SFAS 123 (R)”, the modification of terms of an award shall be treated as an exchange of an original award for a new award resulting in additional expense for any incremental difference in value.  No incremental value was recognized as warrant expense on July 25, 2008, because the warrants exercise prices were greater than the fair value of the Company’s common stock at the date of modification.  The Company used the Black-Scholes model to fair value these warrants. This model requires subjective assumptions, including future stock price volatility, exercise price of the warrant, interest rate equal to U.S. Treasury rate with the same maturity as the warrants and expected time to exercise the warrants.

Private Warrants

Effective December 31, 2007, the Company extended 162,500 warrants granted to its directors until July 25, 2009.  These warrants were initially set to expire on June 3, 2008 and were owned by Thomas W. Itin, Chairman of the Company, since 1994.Each warrant enables the owner to purchase one share of common stock for $0.32 per share.  This extension was effectively a new issuance of warrants.  The Company’s common stock had a fair market value of $0 as of the extension date.  Based on the valuation model (Black Scholes) used by the Company these warrants had no value upon issuance, thus no amount was allocated to them.

Also, effective December 31, 2007, the Board of Directors approved the issuance of 1,000,000 warrants each to Quorum Capital, Inc. and American Plastics Processing Products, Inc. along with the shares of stock discussed above “Conversion of the Notes to Equity” as an incentive to convert its debt.  The warrants expire on December 31, 2012.  Each warrant Class E entitles the holder to purchase one share of common stock of the Company at $0.08 per share. The Company’s common stock had a fair market value of $-0- as of the grant date.  Based on the valuation model (Black-Scholes) used by the Company these warrants had no value upon issuance, thus no amount was allocated to them.

On May 7, 2008, the Company affected the 1 – for - 8 reverse stock split of its issued and outstanding common shares and all of the other securities related to common stock.  At the close of business day on May 7, 2008, there were 2,015,530 shares of common stock issued and outstanding.  The stock split has been recorded retrospectively as if the split had occurred on January 1, 2007.  Therefore, the number of shares and their par value represented in the Equity section of the balance sheet as of December 31, 2007  have been reclassified in order to reflect the 1-for 8 reverse split.

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

LBO CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On May 9, 2008, the Board of Directors further extended the expiration date of the aforementioned 162,500 private warrants until May 5, 2013.  Each warrant enables the owner to purchase one share of common stock for $.32 per share.  Also, on May 9, 2008 the Board of Directors extended the expiration date until May 5, 2013 for 375,000 private Warrants owned by Mr. Itin since 1994.  Each warrant enables the owner to purchase one share of common stock for $.32 per share.

Extension of the expiration date of the warrants on May 9, 2008, represents a modification of their terms, therefore based on Statement of Financial Accounting Standards No. 123 (R) “SFAS 123 (R)”, the modification of terms of an award shall be treated as an exchange of an original award for a new award resulting in additional expense for any incremental difference in value.  Thus, the incremental value of $657,831 was recognized as compensation expense on May 9, 2008. The Company used the Black-Scholes model to fair value these warrants. This model requires subjective assumptions, including future stock price volatility, exercise price of the warrant, interest rate equal to U.S. Treasury rate with the same maturity as the warrants and expected time to exercise the warrants.

On October 31, 2008 American Plastics Processing Products, Inc. exercised 500,000 privately held warrants and purchased 500,000 shares of common stock of LBO Capital at the purchase price of $0.08 per share subject to the SEC Rule 144 restrictions.

Also, on November 1, 2008 the Company issued 500,000 shares of common stock of LBO Capital to Environmental Recycling Technologies, PLC, in exchange for a License and Royalty Agreement between LBO Capital and Environmental Recycling Technologies, PLC.

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

On May 5, 2008, each of the five members of the Board of Directors were granted Stock Options to purchase 400,000 shares of common stock at $0.40 per share vesting over a 4-year period.  The Board of Directors considered this equity compensation plan to be a good incentive for the members of the Board.  Total number of the shares awarded to all the directors is 2,000,000.  On May 5, 2008 the officers and employees of the Company were granted Stock Options to purchase a total of 2,225,000 shares of common stock at $0.40 per share.

LBO CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On June 30, 2008 an officer of the company exercised his Options rights under the Qualified Stock Option Agreement to purchase 100,000 shares of common stock at $0.40 per share subject to the SEC Rule 144 restrictions.  As of the date of this report no other options were exercised under the Stock Option Plan.

The following table represents a summary of stock options activity during 2008 and 2007.

	Options Outstanding			Options Exercisable
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price
Options outstanding at January 1, 2007	-	-	-	-	-
Granted	-	-	-	-	-
Vested	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Forfeited	-	-	-	-	-
Options outstanding at December 31, 2007	-	-	-	-	-
Granted	2,225,000	$0.40	4.5	637,500	$0.40
Vested	-	-	-	-	-
Exercised	(100,000)	$0.40	-	(100,000)	$0.40
Expired	-	-	-	-	-
Forfeited	-	-	-	-	-
Options outstanding at December 31, 2008	2,125,000	$0.40	4.5	537,500	$0.40

The aggregate intrinsic value of options outstanding as of December 31, 2008 was $1,700,000.  The aggregate intrinsic value of options exercisable as of December 31, 2008 was $430,000.

SFAS No. 123 R, Share-Based Payment, requires the use of a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to calculate the fair value of stock-based awards. The BSM option-pricing model uses various assumptions including expected volatility, expected life, and interest rates.  The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and other relevant factors including implied volatility in market traded options on the Company’s common stock. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. Stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the BSM option-pricing model and is recognized as expense ratably on a straight-line basis over the requisite service period.  The Company recognized $95,378 in option costs for the year ended December 31, 2008.

LBO CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table shows the assumptions the Company uses in calculating the fair value of stock option compensation:

	2008	2007
Expected term (in years)	5 years	-
Risk free rate	3.14%	-
Expected volatility-weighted average	11.60%	-
Expected dividends	-0-

Through June 30, 2011 total compensation expense yet to be recognized is expected to be $163,892.  The weighted average grant-date fair value of options granted in 2008 was $0.074 per share.  The total intrinsic value of options exercised in 2008 was $85,000.  The intrinsic values were determined as of the day of the exercise.

Note 14.  Income Taxes

The components of the Company’s provision for income taxes for 2008 and 2007 are as follows:

Income taxes:	2008	2007
Current expense (benefit)	$ -	$ -
Deferred expense (benefit)	(473,310)	(28,270)
Change in valuation allowance	473,310	28,270
	$ -	$ -

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reasons set forth below for the years ended December 31:

	2008	2007
Income tax benefit at the statutory tax rate	$ (364,988)	$ (28,270)
Permanent differences	(108,322)	-
Change in valuation allowance	473,310	28,270
	$ -	$ -

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  No tax benefit has been reported in the financial statements as management does not believe that utilization of the tax benefits related to the carry-forward is more likely than not. Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by valuation allowance of the same amount.

LBO CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Components of the Company’s deferred tax assets and liabilities at each year ended December 31, 2008 and 2007 are as follows:

Deferred tax assets:	2008	2007
Net operating loss carryforward	$ 264,734	$ 14,473
Share-based compensation	32,429	-
Warrants cost	223,663	-
Other comprehensive loss	2,999	-
Total deferred tax assets	523,824	14,473
Deferred tax liabilities-Foreign currency transaction gain	(36,041)	-
Net deferred tax asset	487,783	14,473
Valuation allowance	(487,783)	(14,473)
Net deferred taxes	$ -	$ -

As of December 31, 2008, the net operating loss carryforward for federal income tax purposes was approximately $779,000 and expire beginning 2027.

Note 15.   Subsequent Events

LBO Capital received a purchase order dated January 23, 2009, for the manufacture, delivery and installation in Douglas-Coffee County, Georgia of Powder Impression Molding (“PIM(tm)”) custom made fast line machinery, molds, tooling systems and factory equipment in the total amount of $11,000,000 from GreenTech Manufacturing, LLC (``GreenTech''), a limited liability company in Georgia. GreenTech is a wholly owned subsidiary of Gulf Coast Arms, a non-profit trust based in Texas.  Project financing and location were obtained with guidance from SEEC Advisory Group, Inc.

On February 29, 2009, LBO Capital and its wholly owned subsidiary, Load Hog Industries, Inc., a Michigan corporation, entered into a distribution agreement with E&R. Terms of the Distribution Agreement provide that E&R will distribute and sell Load Hog products within the U.S.A. and NAFTA territory.

On December 31, 2008, the Board of Directors ratified and approved a proposal made by Longborough Capital, PLC, parent Company of LBO Capital, of obtaining a 100% control over Advanced Digital Components and Global Tech International subsidiaries.

LBO Capital offered to Advanced Digital Components remaining shareholders, who as of December 31, 2008 had ownership of 11,791,000 shares of Advanced Digital Components common stock, which represented 14.38%, to exchange their shares of common stock for LBO Capital newly issued shares of common stock based on 25-for-8 ratio.

LBO CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As a result of the exchange completed on March 30, 2009, every twenty five (25) shares of Advanced Digital Components common stock were exchanged for eight (8) newly issued shares of LBO Capital common stock subject to Rule 144 restriction legend. On March 30, 2009 LBO Capital issued 3,773,119 shares of common stock to ADCI minority shareholders and acquired 100% control over Advanced Digital Components.

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

Note 16.  Commitments and Contingencies

Commitments

The following tables represent the future royalty commitments of the Company as of December 31, 2008:

                                                                                                 Annual minimum royalties
	2009	2010	2011	2012	2013	2014 and thereafter
License on PIM for automotive*	$ 160,000	$ 400,000	$ 400,000	$ 400,000	$ 400,000	$4,000,000
License on Encapsulation*	160,000	400,000	400,000	400,000	400,000	$4,000,000
License on PIM for construction*	160,000	240,000	240,000	240,000	240,000	$2,400,000
	$ 80,000	$1,040,000	$1,040,000	$1,040,000	$1,040,000	$10,400,000

*Payable in GBP.  The average conversion rate used is $1.6=1GBP.

Contingencies

None

LBO CAPITAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17.   Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Accounting Financial Standards “SFAS” No. 141(R), Business Combinations, and “SFAS” No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  On September 15, 2008, the Company measured the identifiable assets and liabilities acquired in the business combinations at their fair values, and recorded the excess value of $16,384,818 to goodwill

SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company adopted both SFAS No. 141(R) and SFAS No. 160 effective January 1, 2009.  Non-controlling interest will be shown as equity in our consolidated financial statements for the reporting periods starting with the period ended March 31, 2009 and going forward.

Note 18.  Restated Consolidated Financial Statements.

The consolidated financial statements as of and for the year ended December 31, 2008, have been restated to adjust the fair value of intangible assets, including goodwill, that were acquired in the acquisitions of Global Tech International, Inc. and Advanced Digital Components, Inc. on September 15, 2008. Specifically, an additional amortizable intangible asset has been identified and recorded at fair value at the acquisition date, and the original values of other identified amortizable intangible assets have been adjusted to properly state fair value at the acquisition date.  These amortizable intangible assets consist of license agreement and patents and had a fair value of $1,128,726 at the acquisition date.  Additional amortization expense of intangible assets of $7,669 has been recorded in the restated consolidated statement of operations for 2008.  Furthermore, goodwill has been restated to reflect the change in the fair values of the amortizable intangible assets.  The following data represents the line item changes in the consolidated financial statements as of and for the year ended December 31, 2008.
Consolidated Balance Sheet Line Items:	December 31, 2008
	“As reported”		“Change”
		“As restated”
Assets
Goodwill	$ 17,200,454	$ 16,384,818	$ (843,590)
Intangible assets, net	917,205	1,725,173	835,922
Total other assets	18,164,959	18,157,291	(7,669)
Total assets	18,196,695	18,189,027	(7,669)

Stockholders' Equity
Accumulated deficit	(3,429,762)	(3,437,431)	(7,669)
Total stockholders' equity	13,452,766	13,445,097	(7,669)
Total liabilities and stockholders' equity	$ 18,196,695	$ 18,189,027	$ (7,669)

The amounts in third column above may not foot by $1 due to rounding.

	For the Year Ended December 31, 2008

Consolidated Statement of Operations Line Items:	“As reported”	“As restated”	“Change”
Amortization	$ 20,883	$ 28,552	$ 7,669
Total operating expenses	1,113,976	1,121,645	7,669
Net Loss	$ (1,065,826)	$(1,073,495)	$ (7,669)

	For the Year Ended December 31, 2008
Line Item Changes: Consolidated Statement of Stockholders’ Equity	“As reported”	“As restated”	“Change”

Net loss	$ (1,065,826)	$1,073,495)	$ (7,669)
Accumulated Deficit	(3,429,762)	(3,437,431)	(7,669)
Total Stockholders' Equity (Deficit)	$ 13,452,766	$13,445,097	$ (7,669)

The following line items have been restated in the cash flow statement to reflect the increase in the amortization expense and also to reclassify $96,552 of cash flows from operating activities to financing activities.

Line Items:	For the Year Ended December 31, 2008
Consolidated Statement of Cash Flows	“As reported”	“As restated”	“Change”
Net loss	$ (1,065,826)	$ (1,073,495)	$ (7,669)
Amortization	20,883	28,552	7,669
Accounts payable and accrued liabilities	92,409	(4,143)	(96,552)
Total adjustments	933,421	844,538	88,883
Net cash used in operating activities	(132,405)	(228,957)	(96,552)
Cash provided from notes payable	32,377	131,552	99,175
Payments of note payable	(2,377)	(5,000)	(2,623)
Net cash provided by financing activities	135,000	231,552	96,552
Net increase in cash	$ 2,595	$ 2,595	$ -

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit
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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
21.	Subsidiaries of the Registrant

EXHIBIT 31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

I, Thomas W. Itin certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of LBO Capital Corp.;

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

Date: January 4, 2011

/s/ Thomas W. Itin
Chief Executive Officer

EXHIBIT 31.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

I, Majlinda Xhuti, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of LBO Capital, Corp.

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

Date: January 4, 2011

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

1.

the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 4, 2011

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

1.

the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008 to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 4, 2011

/s/Majlinda Xhuti.

Chief Financial Officer

Exhibit  21. Subsidiaries of the Registrant.

Name                                                  State of Incorporation

Advanced Digital Components, Inc.     Delaware

Global Tech International, Inc.             Delaware

Ecoplastifuel, Inc.                                 Michigan

Load Hog Industries, Inc.                     Michigan