Form 10-K/A
period 2008-12-31
LBO CAPITAL CORP
filed 2011-01-04
CIK 753557

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

Explanatory Note

This is an amendment to the form 10-K/A filed on January 4, 2011 for the sole purpose of attaching the exhibits that were not disseminated during the initial transmission of the 10-K/A.   The following exhibits are attached:

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

Signature:   /s/ Thomas W. Itin

                    Chairman of the Board of Directors,

                    President & Chief Excecutive Officer

Signature: /s/ Salvatore Parlatore

                     Director

Signature: /s/ Achille DiNello

                     Director

Signature: /s/ William Lopshire

                     Director

Signature: /s/ Sebastian Moeritz

                     Director

Signature: /s/ Majlinda Xhuti

                    Chief Financial Officer & Chief Accounting Offic

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